Form 10-K
period 2024-12-31
Plum Acquisition Corp, IV
filed 2025-03-31
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-42472

PLUM ACQUISITION CORP. IV

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1795710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2021 Fillmore St. #2089

San Francisco, California 94115

(Address of principal executive offices)

(Zip Code)

(929) 529-7125

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A ordinary shares, $0.0001 par value per share	PLMK	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A ordinary shares	PLMKW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A ordinary shares and one-half of one redeemable warrant	PLMKU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2024, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2025, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report”) or unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect as of the date hereof;

●	“Cohen” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the underwriters in the initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors named in this Annual Report;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering, an aggregate of 75,000 of which was transferred to our three independent directors prior to the effectiveness of the registration statement in connection with our initial public offering, and our Class A ordinary shares that will be issued upon conversion thereof;

●	“initial shareholders” are to sponsor and the three independent directors that held our founder shares prior to the initial public offering;

●	“initial public offering” are to our initial public offering, which was consummated on January 16, 2025.

●	“management” or our “management team” are to our directors and officers;

●	“non-managing investors” are to certain institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased through investments in our sponsor, an aggregate of 285,000 private placement units and 570,000 restricted private placement shares at a combined price of $10.00 per non-managing investor private placement security ($2,850,000 in the aggregate). Our sponsor issued membership interests at a nominal purchase price to the non-managing investors at the closing of our initial public offering reflecting interests in an aggregate of 2,280,000 founder shares held by our sponsor;

●	“non-managing investor private placement securities” are to the private placement units and restricted private placement shares, collectively, purchased by the non-managing investors through the sponsor;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor and the underwriters in private placements simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in this Annual Report;

●	“private placement securities” are to the private placement units and the non-managing investor private placement securities, collectively;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shareholders” are to the holders of our public shares, including our sponsor, any non-managing investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“restricted private placement shares” are to 570,000 restricted Class A ordinary shares purchased by the non-managing investors through our sponsor, which shares would be transferred to the non-managing investors only upon consummation of an initial business combination;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the underwriters in the initial public offering ;

●	“sponsor” are to Plum Partners IV, LLC, a Delaware limited liability company;

●	“underwriters” are, collectively, to Cohen and Seaport;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants;

●	“we,” “us,” “our” or our “company” are to Plum Acquisition Corp. IV, a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements and risk factors include, but are not limited to, statements and risk factors regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements and risk factors in this Annual Report may include, for example, statements and risk factors about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict and the upcoming elections in the United States in 2024;

●	the trust account not being subject to claims of third parties;

●	our financial performance following the initial public offering; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

The forward-looking statements and risk factors contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships, sector expertise and active management and operating experience.

On June 26, 2024, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 7,665,900 Class B ordinary shares. During July and August 2024, our sponsor transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. On December 6, 2024, our sponsor surrendered 1,915,900 founder shares for no consideration. Our initial shareholders currently hold an aggregate of 5,750,000 founder shares.

Subject to each non-managing investor purchasing, through an investment in our sponsor, the non-managing investor private placement securities allocated to it in connection with the closing of the initial public offering, our sponsor issued membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of 2,280,000 founder shares held by our sponsor.

Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The purchase price of these founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued.

On January 16, 2025, we consummated the initial public offering of 17,250,000 units, which included the full exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable public warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $172,500,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the consummation of the initial public offering and the issuance and sale of the units, on January 16, 2025, we consummated the private placement of an aggregate of 672,875 private placement units and 570,000 restricted private placement shares at a price of $10.00 per private placement unit or $10.00 per non-managing investor private placement security, as applicable, generating gross proceeds of $6,728,750, as follows: (A) 440,000 private placement units and 570,000 restricted private placement shares ($4,400,000 in the aggregate) with the sponsor, (B) 186,300 private placement units ($1,863,000 in the aggregate) with Cohen and (C) 46,575 private placement units ($465,750 in the aggregate) with Seaport (collectively, the “private placement”). The private placement units, which were purchased by the sponsor, Cohen and Seaport, are identical to the units, except that, they (including the underlying securities) are (i) subject to certain limited exceptions, subject to transfer restrictions until 180 days following the consummation of our initial business combination and (ii) entitled to registration rights. The restricted private placement shares are held by the sponsor and will be transferred to the non-managing investors (or their designees) only upon the consummation of an initial business combination. Other than such permitted transfer, the restricted private placement shares are (i) subject to transfer restrictions until 90 days following the consummation of our initial business combination and (ii) entitled to registration rights.

A total of $174,225,000 of the net proceeds from the initial public offering and the private placement (which includes the underwriters’ deferred discount of up to $6,900,000) was placed in a trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account). We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. There is no basis for investors in the initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our public warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the initial public offering as the rights afforded to our other public shareholders.

Limitation on Redemption Upon Completion of our Initial Business Combination If we Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, our directors and officers have agreed that we will have only until July 16, 2026 or until such earlier liquidation date as our board of directors may approve to complete our initial business combination, or during any Extension Period, subject to applicable law. If we have not completed our initial business combination by July 16, 2026, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to complete our initial business combination by July 16, 2026.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless

●	If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of the initial public offering, we may be unable to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history to date, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares, private placement shares and restricted private placement shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Our initial shareholders and their permitted transferees currently own 27.6% of our issued and outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units purchased as the rights afforded to our other public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting commissions is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 16, 2026 or such earlier liquidation date as our board of directors may approve, or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor and our directors and officers have agreed that we must complete our initial business combination by July 16, 2026, or such earlier liquidation date as our board of directors may approve, or during any Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East following Hamas’ invasion of Israel on October 7, 2023, could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the 18-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months. Any amendment of our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by holders of at least two-thirds of our ordinary shares who attend and vote (whether in person or by proxy) at a general meeting of the company. If we seek shareholder approval to extend the initial 18-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in this Annual Report.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United Stated and elsewhere may be leading to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or public warrants from public shareholders, which may increase the likelihood of closing our initial business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Proposed Business — Permitted purchases and other transactions with respect to our securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to enter into private transactions with.

The purpose of such purchases would be to (1) increase the likelihood of closing the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible. To the extent that any public shares are purchased such purchases will be in compliance with all of the requirements set forth in Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC, including that such public shares will not be voted. In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors and/or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and/or any of their respective affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors and/or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and/or any of their respective affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors and/or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and/or any of their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, officers, advisors and/or any of their respective affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and/or any of their respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, officers and/or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and/or any of their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

The sponsor is a Delaware limited liability company, and is not controlled by, nor has substantial ties with any non-U.S. person. Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial business combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the actual or potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement securities not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement securities, only approximately $953,750 are available to us outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $600,000 (excluding underwriting commissions), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed timeframe; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the prescribed timeframe, from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $10.10 per share on the liquidation of our trust account as well as our warrants will expire worthless.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time; provided, however, that if all of the founder shares are converted prior to the date of the initial business combination, the holders of our public shares will have the right to vote on the election of directors. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information.

Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The gross proceeds from our initial public offering and the sale of the private placement securities are or approximately $179.2 million that we may use to complete our initial business combination (which includes up to $6,900,000 of deferred underwriting commissions being held in the trust account, and excludes estimated offering expenses of $600,000 (other than underwriting commissions) relating to our initial public offering)).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares who attend and vote at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e. the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in this Annual Report, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be, or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants, and (ii) the private placement warrants require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of private placement securities into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own approximately 25% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing in the form of proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

The outbreak of infectious diseases, endemics, pandemics and other public health crises and the impact on businesses and debt and equity markets could have a material adverse effect on our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination.

Beginning in late 2019, the COVID-19 pandemic caused substantial disruption to global economies and markets and, since then, the virus has continued to spread on a global scale. A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or other public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other public health events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or the emergence of new or other public health crises may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Effecting Our Initial Business Combination — Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 16, 2026 or such earlier liquidation date as our board of directors may approve, or any Extension Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by July 16, 2026 or such earlier liquidation date as our board of directors may approve, or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved for listing on Nasdaq on or promptly after the date of this Annual Report and our Class A ordinary shares and public warrants listed on or promptly after their date of separation. Although after giving effect to our initial public offering we met the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units are listed, and eventually our Class A ordinary shares and public warrants will be listed, on Nasdaq, our units qualify, and our Class A ordinary shares and public warrants will qualify, as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.10 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their respective indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.10 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn for working capital purposes and to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

If we have not completed our initial business combination within 18 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we have not completed our initial business combination by July 16, 2026 or such earlier liquidation date as our board of directors may approve or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us to pay our taxes, if any, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 18-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 18 months. Any amendment of our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment must be approved by at least two-thirds of our ordinary shares who attend and vote (whether in person or by proxy) at a general meeting of the company. If we seek shareholder approval to extend the initial 18-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account, as described in greater detail in this Annual Report.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence under Cayman Islands law and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In the event of a cashless exercise pursuant to the preceding paragraph, each public warrant holder would pay the exercise price by surrendering the public warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

The grant of registration rights to our initial shareholders, the underwriters and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered at or after the time of our initial business combination, our initial shareholders, the underwriters and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement units, private placement shares, restricted private placement shares, private placement warrants and their permitted transferees can demand that we register the private placement units, private placement shares, restricted private placement shares, private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such shares, warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement units, private placement shares, restricted private placement shares, private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our restricted private placement shares, holders of our private placement units or holders of our working capital units (if any) or their permitted transferees are registered for resale.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 181,507,125 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares reserved for issuance upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem public warrants. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or public warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Holders of our founder shares will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 25% of our issued and outstanding ordinary shares (not including the Class A ordinary shares underlying the private placement units and the restricted private placement shares). In addition, prior to our initial business combination, holders of the founder shares will have the right to vote to appoint all of our directors and may remove members of the board of directors for any reason. Non-managing investors will only be issued membership interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor. Holders of our public shares will have no right to vote on the appointment of directors during such time; provided, however, that if all of the founder shares are converted prior to the date of the initial business combination, the holders of our public shares will have the right to vote on the election of directors. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions.

In addition, our board of directors is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor and initial shareholders, because of their beneficial ownership, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants.

Our public warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement set forth in this Annual Report, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the private placement warrants or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private placement warrants, voting together as a single class, to allow for the warrants to be or continue to be, as applicable, classified as equity in our financial statements and (c) all other modifications or amendments to our warrant agreement with respect to (i) the public warrants require the vote or written consent of holders of at least 50% of the then outstanding public warrants and (ii) the private placement warrants require the vote or written consent of holders of at least 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Unlike some other similarly structured blank check companies, our initial shareholders will beneficially own 25% of our issued and outstanding ordinary shares.

Our initial shareholders beneficially own approximately 25% of our issued and outstanding ordinary shares. This is different than some other similarly situated bank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted to the number of shares issuable upon exercise or the exercise price of a public warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report has been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants, founder shares, private placement units and restricted private placement shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 8,625,000 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustments as provided in the registration statement) as part of the units offered by this Annual Report and, also issued in a private placement an aggregate of 672,875 private placement units, which include private placement warrants to purchase an aggregate of 336,428 Class A ordinary shares at $11.50 per share, in addition to 570,000 restricted private placement shares. Our initial shareholders currently hold 5,750,000 Class B ordinaryshares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, any of its affiliates or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into private placement units, at the price of $10.00 per unit at the option of the lender. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that: (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights. In addition, with respect to private placement warrants held by the underwriters and/or their designees, such private placement warrants will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and will not be exercisable more than five years from the commencement of sales in our initial public offering in accordance with FINRA Rule 5110(g)(8).

Because each unit contains one-half of one public warrant and only a whole public warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one public warrant. Pursuant to the warrant agreement, no fractional public warrants will be issued upon separation of the units, and only whole public warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole public warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the public warrants upon completion of a business combination since the public warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole public warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a public warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination. Unlike many blank check companies, if:

(1)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share;

(2)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions); and

(3)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, in the case of the public warrants only, the $18.00 per share redemption trigger prices described in the registration statement will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

The courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to our sponsor and Management Team

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Kanishka Roy, our Chairman and Chief Executive Officer, and Steven Handwerker, our Chief Financial Officer and Director. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Kanishka Roy, our Chairman and Chief Executive Officer, currently serves as Chairman, President and CEO of Plum Acquisition Corp. III, and is also the manager of Mercury Capital, its sponsor, and Steven Handwerker, our Chief Financial Officer and Director, currently serves as CFO of Plum Acquisition Corp. III. Our sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with either of our sponsor and our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own founder shares, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, our non-managing investors, and our directors or officers which may raise potential conflicts of interest.

In light of the involvement of our directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, our non-managing investors, and our directors and officers. Certain of our directors and officers also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, our directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from a valuation or appraisal firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, our non-managing investors, and our directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors and any other holder of our founder shares, including any non-managing investor, and the underwriters will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors and any other holder of our founder shares, including any non-managing investor, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On June 26, 2024, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 7,665,900 founder shares. Prior to this initial investment in us by our sponsor, we had no assets, tangible or intangible. During July and August 2024, our sponsor transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. On December 6, 2024, our sponsor surrendered 1,915,900 founder shares for no consideration. Our initial shareholders currently hold an aggregate of 5,750,000 founder shares.

Our initial shareholders collectively beneficially own approximately 25% of our issued and outstanding shares (not including the Class A ordinary shares underlying the private placement units and the restricted private placement shares). The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 440,000 private placement units and 570,000 restricted private placement shares at a price of $10.00 per private placement unit or a combined price of $10.00 per non-managing investor private placement security, as applicable, or $4,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering. The underwriters committed to use a portion of their underwriting discount and commission to purchase an aggregate of 232,875 private placement units at a price of $10.00 per unit, or $2,328,750 in the aggregate, in said private placement.

The non-managing investors have purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 285,000 private placement units and 570,000 restricted private placement shares at a combined price of $10.00 per non-managing investor private placement security ($2,850,000 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. The non-managing investors paid no additional consideration for the restricted private placement shares, which allowed them to invest in our company on more favorable terms than other investors. Subject to each non-managing investor purchasing, through an investment in our sponsor, the non-managing investor private placement securities allocated to it in connection with the closing of our initial public offering, our sponsor issued membership interests at a nominal purchase price to the non-managing investors reflecting interests in an aggregate of 2,280,000 founder shares held by our sponsor.

Given the differential in the purchase price paid for the founder shares as compared to our initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below our initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from either of our sponsor, any of its affiliates or certain of our directors and officers. The non-managing investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in our initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in our initial public offering as the rights afforded to our other public shareholders. However, if the non-managing investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this Annual Report. The non-managing investors will share in any appreciation of the founder shares and restricted private placement shares through their membership interests in our sponsor if we successfully complete a business combination. Accordingly, non-managing investors’ interests in the founder shares and restricted private placement shares owned by them indirectly through their membership interests in our sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Further, in light of the non-managing investors’ interests in the founder shares, private placement units and restricted private placement shares, in the event we pursue an initial business combination with a company that is affiliated with one or more non-managing investors, such non-managing investors would have a conflict of interest in approving such initial business combination.

The personal and financial interests of our sponsor and our directors and officers and any holders of our founder shares or our private placement securities may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.003 per share, the holders of our founder shares, including any non-managing investors, and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination  value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in our initial public offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The nominal purchase price paid by our sponsor and certain of our independent directors for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We sold our units at an offering price of $10.00 per unit and the amount in our trust account is initially $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to our initial public offering, our sponsor, and certain of our independent directors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $145,500,000 which is the amount we would have for our initial business combination in the trust account after payment of up to $6,000,000 of deferred underwriting commissions, assuming the underwriters’ over-allotment option was not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $6.86 per share upon consummation of our initial business combination, which would be an approximate 32.1% decrease as compared to the initial implied value per public share of $10.10.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed special purpose acquisition companies, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Kanishka Roy and Steven Handwerker. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our initial business combination will require approval of a majority of our board of directors, as well as a majority of our independent directors.

Pursuant to our amended and restated memorandum and articles of association, our initial business combination will require the approval of a majority of our board of directors and, under Nasdaq rules, our initial business combination will also require the approval of a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

General Risk Factors

We have a working capital deficiency and a weak cash position.

As of September 30, 2024, we had $4,767 in cash and a working capital deficiency of $427,641. Further, we expect to incur significant costs in pursuit of our acquisition plans. Following the initial public offering, we had $971,550 of cash held outside of the Trust Account. Our plans to raise capital and to consummate our initial business combination may not be successful.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and will file a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

As used herein, the term “U.S. Holder” means a beneficial owner of units, ordinary shares or warrants who or that is for U.S. federal income tax purposes: (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year(and if the start-up exception may be applicable, potentially not until after the two taxable years following). Moreover, if we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

If a U.S. person is treated as owning at least 10% of our stock, such person may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our stock, such holder may be treated as a “United States shareholder” with respect to us if we are a “controlled foreign corporation,” (“CFC”), for U.S. federal income tax purposes. A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation is owned, or is considered as owned by applying certain constructive ownership rules, by 10% “United States shareholders” on any day during the taxable year of such non-U.S. corporation.

If we are a CFC, 10% “United States shareholders” will be subject to adverse income inclusion and reporting requirements with respect to us. No assurance can be provided that we will assist holders in determining whether we are treated as a CFC or whether any holder is treated as a 10% “United States shareholder” with respect to us or furnish to any holder information that may be necessary to comply with reporting and tax payment obligations with respect to our status as a CFC.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, subject to requisite shareholder approval by special resolution under our amended and restated memorandum and articles of association, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering. In addition to our own cybersecurity risks, any proposed business combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, California 94115. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on Nasdaq. Each of our units consists of one share of Class A ordinary shares and one-half of one redeemable warrant and, commencing on January 15, 2025, trades on Nasdaq under the symbol “PLMKU.” The Class A ordinary shares and warrants underlying our units began trading separately on Nasdaq under the symbols “PLMK” and “PLMKW,” respectively, on January 15, 2025.

Holders of Record

On March 31, 2025, there were 4 holders of record of our units, 2 holders of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and 1 holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On January 16, 2025, we consummated our initial public offering of 17,250,000 units , which included the full exercise of the underwriters’ over-allotment option at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-281144). The registration statement became effective on January 14, 2025.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on June 10, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement unit, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from June 10, 2024 (inception) through December 31, 2024, we had a net loss of $91,980, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $3,864. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On January 16, 2025, we consummated the initial public offering of 17,250,000 units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units, generating gross proceeds of $172,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 672,875 private placement units to the sponsor at a price of $10.00 per private placement unit generating gross proceeds of $6,728,750.

Following the initial public offering, on January 16, 2025, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $174,225,000 was placed in the trust account, and we had $971,550 of cash held outside of the trust account, after payment of costs related to the initial public offering, and available for working capital purposes. We incurred $10,932,289 in transaction costs, including $3,450,000 of underwriting fees, $6,900,000 of deferred underwriting fees and $582,289 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the trust account. We began incurring these fees on January 16, 2025, and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters were entitled to (1) an underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, of which (i) $0.065 per unit was paid to the underwriters in cash at the closing of the initial public offering and (ii) $0.135 per unit was used by the underwriters to purchase private placement units, and (2) a deferred fee of $0.40 per unit, or $6,900,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the trust account after shareholder redemptions of public shares in connection with the consummation of a business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective.

It should also be noted that the Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Name	Age	Title
Kanishka Roy	49	Chairman and Chief Executive Officer
Steven Handwerker	37	Chief Financial Officer and Director
Allan Chou	47	Independent Director
Anjai Gandhi	54	Independent Director
Avanish Sahai	58	Independent Director

Our directors and officers are as follows:

Kanishka Roy — Since June 2024, Mr. Roy has served as our Chairman and Chief Executive Officer. Mr. Roy is a technology and finance veteran, with over 25 years of experience as a technology investment banker, public company executive, and growth investor. Since March 2021, Mr. Roy has served as a co-founder and Managing Partner of Plum Partners, a late-stage investment company. He served as Chairman and CEO of Plum Acquisition Corp. I from March 2021 until September 2024 when it completed its business combination with Veea Inc., and currently serves as a director of Veea Inc.. Since January 2024, Mr. Roy has served as Chairman, President and CEO of Plum Acquisition Corp. III — a special purpose acquisition company traded on Nasdaq, and is also the manager of Mercury Capital, its sponsor. From 2010 to 2019, Mr. Roy advised leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing large, industry-shaping M&A transactions. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. From 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar AI company with over 20 million monthly average users, and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Steven Handwerker — Since July 2024, Mr. Handwerker has served as our Chief Financial Officer and Director. Mr. Handwerker has also served as Chief Financial Officer of Plum Acquisition Corp. III since March 2024. Mr. Handwerker also serves as a Financial Consultant to Events.com, a software company building a comprehensive event management platform. Mr. Handwerker was the Chief Financial Officer of FinServ Acquisition Corp. II from 2021 until 2023. From 2019 to 2021, Mr. Handwerker served as a consultant for FinServ Acquisition Corp., and was involved in all aspects of its business and operations. Mr. Handwerker has more than 15 years of experience investing in and covering the financial services and FinTech industries. From 2013 to 2017, he was an Analyst at Citadel’s equity long/short hedge fund platform, covering companies within the financial services and FinTech sectors. Prior to Citadel, Mr. Handwerker was an Investment Banking Analyst in Barclays’ Financial Institutions Group from 2010 to 2013. He received his BBA from Emory University.

Allan Chou — Mr. Chou has served as an independent director since the closing of our initial public offering. Mr. Chou currently serves as a Partner at Northgate Capital LLC’s Bay Area office, where he has held various other positions since 2006. Mr. Chou began his professional career at Cambridge Associates, LLC in 1999 as an analyst. During his tenure which ended in 2003, he was promoted to team leader and alternative assets associate. He returned to Cambridge Associates in 2005 as a specialist consultant after obtaining an MBA, focusing on venture capital and private equity non-marketable alternative asset programs. While in business school, Mr. Chou served as a summer associate at Northgate Capital LLC in 2004. Mr. Chou graduated with a Bachelor of Arts degree in Economics from Pomona College, received an MBA from the Amos Tuck School of Business at Dartmouth College and has earned the Chartered Financial Analyst designation.

Anjai Gandhi — Mr. Gandhi has served as an independent director since the closing of our initial public offering. Mr. Gandhi currently serves as Chief Growth Officer at Marlin Equity Partners, a private equity fund that invests primarily in B2B software companies since 2020. During his more than 30-year career, he has helped implement growth acceleration strategies and go-to-market productivity improvements at more than 100 companies, primarily in the technology industry. Previously, Mr. Gandhi was a member of the go-to-market (“GTM”) leadership teams at RingCentral, from 2016 to 2019, and at Salesforce.com, from 2010 and 2012, where he guided acceleration in the enterprise segment, global expansion and the growth of multiple new product lines. He began his career in management consulting at Bain, McKinsey and The Alexander Group serving clients primarily on B2B marketing and sales strategy/effectiveness. Mr. Gandhi serves on multiple non-profit boards, including the HBS Club of Northern California. Mr. Gandhi earned a BS in Business Administration from University of California, Berkeley and an MBA from Harvard Business School.

Avanish Sahai — Mr. Sahai has served as an independent director since the closing of our initial public offering. Mr. Sahai is a former technology executive with experience in product, marketing, and ecosystems. From December 2019 until December 2021, Mr. Sahai served as vice president, ISV and apps partner ecosystem of Google. Previously, from December 2016 to December 2019, he served as global vice president, ISV and technology alliances at ServiceNow. From May 2015 to December 2016, Mr. Sahai was the senior vice president of channels and alliances at InsideSales.com. From April 2014 to May 2015, he was the senior vice president and chief product officer at Demandbase. Prior to Demandbase, Mr. Sahai held leadership positions at Salesforce.com, Oracle, and McKinsey & Company, as well as various early-to-mid stage startups in Silicon Valley. Mr. Sahai previously served on the boards of technology companies, including HubSpot (NYSE:HUBS) from April 2018 to September 2023, and currently serves on the boards of Birdie.ai (venture backed), and Scribe (PE-backed, acquired by TIBCO), as well as on the boards of nonprofit organizations, including Commonwealth Club World Affairs, Brazil at Silicon Valley and BayBrazil. Mr. Sahai holds an MBA from UCLA Anderson, an MSCE from Boston University, and a BSEE from the Universidade de São Paulo, Brazil.

Select Leadership Council Members

Ursula Burns and Mike Dinsdale serve as our leadership council members.

Ursula Burns.    Ms. Burns is the co-founder of Integrum Holdings LP, an investment firm focused on partnering with technology-enabled services companies. From March 2021 until July 2023, Ms. Burns served as Executive Chairwoman and a director of Plum Acquisition Corp. I, and was a manager of Plum Partners, its sponsor.

Mike Dinsdale.    Mr. Dinsdale has strategic expertise in helping to build high-growth international companies. From March 2021 until the completion of its business combination September 2024, Mr. Dinsdale served as Co-Chief Executive Officer, Chief Financial Officer and a director of Plum Acquisition Corp. I, and was a manager of Plum Partners, its sponsor. From January 2024 to January 2025, Mr. Dinsdale also served as a board member of Plum Acquisition Corp III.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to vote to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time; provided, however, that if all of the founder shares are converted to Class A ordinary shares prior to the date of the initial business combination, the holders of our public shares will have the right to vote on the election of directors. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Vice-Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have established three standing committees — an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee, each comprised of independent directors.

Audit Committee

The members of our audit committee are Allan Chou, Anjai Gandhi and Avanish Sahai. Allan Chou serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Allan Chou qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

Compensation Committee

The members of our compensation committee are Allan Chou, Anjai Gandhi and Avanish Sahai. Avanish Sahai  serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Allan Chou, Anjai Gandhi and Avanish Sahai. Anjai Gandhi serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of Inc company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics and Committee Charters

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We have filed our audit committee, compensation committee, and nominating and corporate governance committee charters as exhibits to our most recent S-1, and you may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.

Trading Policies

We adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”). We have filed our Insider Trading Policy as an exhibit to this Annual Report.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. We have adopted the Executive Officer Clawback Policy to comply with the rules adopted by the SEC under Rule 10D-1 under the Exchange Act, and the listing standards, as set forth in Nasdaq Listing Rule. We have filed our Executive Officer Clawback Policy as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. During July and August 2024, the sponsor transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares), in each case at their original purchase price of $0.003 per share. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	repayment of an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payments to each of our Chief Executive Officer and Chief Financial Officer of $20,833 per month for consulting services rendered to us, commencing upon closing of our initial public offering, through the closing of our initial business combination, subject to availability of sufficient funds from working capital held outside the trust account;

●	engagement of our sponsor, or one or more affiliates of our sponsor, as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such persons or entities a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	payment of customary fees for financial advisory services; and

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and repayment of loans which may be made by any of our sponsor, any of its affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants underlying the private placement units.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Plum Partners IV, LLC(2)(3)	6,685,000		27.6%
Kanishka Roy(2)	6,685,000		27.6%
Steven Handwerker	—		—
Allan Chou	25,000		*
Anjai Gandhi	25,000		*
Avanish Sahai	25,000		*
All directors and officers as a group (5 individuals)	6,760,000	(4)	27.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Plum Acquisition Corp. IV, 2021 Fillmore St. #2089, San Francisco, California 94115.

(2)	Our sponsor is the record holder of 5,675,000 founder shares, 440,000 private placements shares included as part of the private placement units and 570,000 restricted private placement shares. Kanishka Roy, our Chairman and Chief Executive Officer, is the managing member of our sponsor, therefore, he may be deemed to have beneficial ownership of the Class B ordinary shares, private placement shares and restricted private placement shares held directly by our sponsor. Each member of our management team is a member of our sponsor and has direct and/or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his pecuniary interest.

(3)	The non-managing investors purchased through investments in our sponsor, an aggregate of 285,000 private placement units and 570,000 restricted private placement shares at a combined price of $10.00 per non-managing investor private placement security ($2,850,000 in the aggregate) and our sponsor issued membership interests at a nominal purchase price to the non-managing investors at the closing of our initial public offering reflecting interests in an aggregate of 2,280,000 founder shares held by our sponsor. The non-managing investors paid no additional consideration for the restricted private placement shares. The non-managing investors were not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and were only issued membership interests our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor, including the founder shares held by our sponsor.

(4)	Represents 5,750,000 founder shares directly held by our initial shareholders plus 440,000 private placements shares included as part of the private placement units and 570,000 restricted private placement shares to be issued at the closing of our initial public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 26, 2024, our sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,665,900 founder shares to our sponsor, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 25% of the issued and outstanding ordinary shares upon completion of our initial public offering (not including the Class A ordinary shares underlying the private placement units and the restricted private placement shares). Subsequently, during July and August, 2024, our sponsor transferred 25,000 founder shares to each of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. On December 6, 2024, our sponsor surrendered 1,915,900 founder shares for no consideration. Our initial shareholders currently hold an aggregate of 5,750,000 founder shares.

In connection with the initial public offering, our sponsor purchased an aggregate of 440,000 private placement units and 570,000 restricted private placement shares at a price of $10.00 per private placement unit or a combined price of $10.00 per non-managing investor private placement security, as applicable, or $4,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering.

In addition, in connection with the initial public offering, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 232,875 private placement units at a price of $10.00 per unit, or $2,328,750 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering.

The private placement units are identical to the units sold in our initial public offering except that private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and will be entitled to registration rights. The restricted private placement shares are held by the sponsor and will be transferred to the non-managing investors (or their designees) only upon the consummation of an initial business combination. Other than such permitted transfer, the restricted private placement shares will be subject to transfer restrictions for 90 days following our initial business combination and will be entitled to registration rights.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Members of our management team, our board of directors directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our Chief Executive Officer and Chief Financial Officer will each be paid $20,833 per month for consulting services rendered to us, commencing upon closing of our initial public offering, through the closing of our initial business combination, subject to availability of sufficient funds from working capital held outside the trust account.

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $500,000 under an unsecured promissory note, dated June 26, 2024 (as amended on January 6, 2025). This promissory note was used for a portion of the expenses of our initial public offering. The loans were non-interest bearing, unsecured and were due at the earlier of February 1, 2025 and the closing of our initial public offering. The loans were repaid upon completion of our initial public offering out of the $953,750 of offering proceeds that was allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, either of our sponsor, any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this Annual Report. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, restricted private placement shares, private placement units and units issued upon conversion of working capital loans (if any).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the closing of our initial public offering, we adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors or officers, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, directors or officers unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our shareholders from a financial point of view. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	payments to each of our Chief Executive Officer and Chief Financial Officer of $20,833 per month for consulting services rendered to us, commencing upon closing of our initial public offering, through the closing of our initial business combination, subject to availability of sufficient funds from working capital held outside the trust account;

●	engagement of our sponsor, or one or more affiliates of our sponsor, as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such persons or entities a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	payment of customary fees for financial advisory services; and

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and repayment of loans which may be made by any of our sponsor, any of its affiliates or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private placement securities not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Allan Chou, Anjai Gandhi and Avanish Sahai is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 10, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $93,600 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2024 financial statements included in this Annual Report.

Audit-Related Fees. During the period from June 10, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 10, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 10, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Class A Ordinary Share Certificate
4.3(2)	Specimen Warrant Certificate (included in Exhibit 4.4)
4.4(1)	Warrant Agreement, dated January 14, 2025, between the Company and Odyssey Transfer and Trust Company
4.5*	Description of Securities of the Registrant.
10.1(1)	Units and Restricted Shares Subscription Agreement, dated January 14, 2025, between the Company and Plum Partners IV, LLC
10.2(1)	Units Subscription Agreement, dated January 14, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC
10.3(1)	Units Subscription Agreement, dated January 14, 2025, between the Company and Seaport Global Securities LLC
10.4(1)	Letter Agreement, dated January 14, 2025, among the Company, the sponsor and each of the initial shareholders, directors and officers of the Company
10.5(1)	Investment Management Trust Account Agreement, dated January 14, 2025, between the Company and Continental Stock Transfer & Trust Company
10.6(1)	Registration Rights Agreement, dated January 14, 2025, among the Company, the sponsor and the other Holders (as defined therein) signatory thereto
10.7(1)	Form of Indemnity Agreement, January 14, 2025, between the Company and each of the officers and directors of the Company
10.8(2)	Amended And Restated Promissory Note, dated January 6, 2025, issued to Plum Partners IV, LLC
19*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on January 16, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-281144), filed with the SEC on January 7, 2025.

ITEM 16. FORM 10-K SUMMARY

None.

PLUM ACQUISITION CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Plum Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Plum Acquisition Corp. IV (the “Company”) as of December 31, 2024 and the related statement of operations, changes in shareholder’s deficit and cash flows for the period from June 10, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from June 10, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

PCAOB ID 100

PLUM ACQUISITION CORP. IV

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Current asset - cash	$3,864
Deferred offering costs	438,352
TOTAL ASSETS	$442,216

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$42,445
Due to officer	12,374
Accrued offering costs	304,904
Promissory note — related party	149,473
Total Liabilities	509,196

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)(2)	575
Additional paid-in capital	24,425
Accumulated deficit	(91,980)
Total Shareholder’s Deficit	(66,980)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$442,216

(1)	Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

(2)	On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, such that the initial shareholders own an aggregate of 5,750,000 Founder Shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 10, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operating costs	$91,980
Net Loss	$(91,980)

Weighted average shares outstanding, basic and diluted (1)(2)	5,000,000

Basic and diluted net loss per ordinary shares	$(0.02)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

(2)	On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, such that the initial shareholders own an aggregate of 5,750,000 Founder Shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

 PLUM ACQUISITION CORP. IV

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JUNE 10, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 10, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(91,980)	(91,980)

Balance — December 31, 2024	5,750,000	$575	$24,425	$(91,980)	$(66,980)

(1)	Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5).

(2)	On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, such that the initial shareholders own an aggregate of 5,750,000 Founder Shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 10, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(91,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through promissory note – related party	20,820
Changes in operating assets and liabilities:
Accrued expenses	42,445
Due to officer	12,374
Net cash used in operating activities	(16,341)

Cash Flows from Financing Activities:
Proceeds from sale of founder shares	25,000
Repayment of promissory note - related party	(1,295)
Payment of offering costs	(3,500)
Net cash provided by financing activities	20,205

Net Change in Cash	3,864
Cash – Beginning	—
Cash – Ending	$3,864

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$304,904
Deferred offering costs paid through promissory note - related party	$129,948

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Plum Acquisition Corp. IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 10, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2025. On January 16, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,875 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,728,750, as follows: (i) by and among the Company and each of the Underwriters for the purchase by the Underwriters of an aggregate of 232,875 private placement units for an aggregate purchase price of $2,328,750 and (ii) by and between the Company and Plum Partners IV, LLC (the “Sponsor”) for the purchase by the Sponsor of an aggregate of 440,000 private placement units and 570,000 restricted Class A ordinary shares for an aggregate purchase price of $4,400,000. The private placement units are identical to the units sold in this offering, subject to certain limited exceptions as described in the prospectus.

Transaction costs amounted to $10,932,289, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $582,289 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on January 16, 2025, an amount of $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Securities was placed in the trust account (the “Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association, (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account are held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s public warrants.

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed to (i) waive its redemption rights with respect to its private placement shares in connection with the completion of the initial business combination, (ii) waive its redemption rights with respect to its private placement shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period, subject to applicable law or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its private placement shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Sponsor has agreed to vote any private placement shares held by it in favor of the initial Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to the Company to pay its taxes, if any, divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.10).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

As of December 31, 2024, the Company had $3,864 in cash and a working capital deficit of $505,332. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, “Going Concern,” as of December 31, 2024, and including the closing of the Initial Public Offering on January 16, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,864 in cash and no cash equivalents as of December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants (as defined below) and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment. On January 16, 2025, deferred offering costs amounting to $582,289 were charged to shareholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2024, there were $438,352 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company will account for the Public and Private Placement Warrants issued in connection with the Initial Public Offering, on January 16, 2025 and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-07 for the year ended December 31, 2024. ASU 2023-07 does not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 16, 2025, the Company sold 17,250,000 Public Shares, which includes a full exercise by the underwriter of their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,875 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, or Non-Managing Investor Private Placement Security (as defined below) generating gross proceeds of $6,728,750, as follows: (i) by and among the Company and each of the Underwriters for the purchase by the Underwriters of an aggregate of 232,875 Private Placement units for an aggregate purchase price of $2,328,750 and (ii) by and between the Company and Plum Partners IV, LLC (the “Sponsor”) for the purchase by the Sponsor of an aggregate of 440,000 Private Placement Units and 570,000 restricted Class A ordinary shares (the “Restricted Private Placement Shares,” the Restricted Private Placement Shares together with the Private Placement Units purchased by the Sponsor, collectively, the “Non-Managing Investor Private Placement Securities”) for an aggregate purchase price of $4,400,000.

Each Private Placement Unit has an offering price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Units and the Non-Managing Investor Private Placement Securities were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units and the Non-Managing Investor Private Placement Securities held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants expire worthless.

The Restricted Private Placement Shares are held by the Sponsor and will be transferred to the non-managing investors (or their designees) only upon the consummation of an initial business combination. Other than such permitted transfer, the Restricted Private Placement Shares will be subject to transfer restrictions for 90 days following our initial business combination and will be entitled to registration rights.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2024, the Sponsor paid $25,000, or approximately $0.003 per share in consideration for 7,665,900 Class B ordinary shares (the “Founder Shares”) issued to the Sponsor. On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration. All share and per share amounts have been retroactively restated. The initial shareholders currently hold an aggregate of 5,750,000 Founder Shares.

The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

During July and August 2024, the Sponsor transferred 75,000 Founder Shares to three director nominees (25,000 shares each) for an aggregate amount of $225, or approximately $0.003 per share. The sale of the Founders Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s director nominees was $36,750 or $0.49 per share. The Founders Shares were granted subject to a performance condition (i.e., named as directors at the occurrence of the Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation was recognized upon the consummation of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Promissory Note — Related Party

On June 26, 2024, the Company issued an unsecured promissory note to the Sponsor (as amended on January 6, 2025, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) February 1, 2025 (as amended) or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, the Company owed $149,473 under the promissory note. Subsequent to the balance sheet date, on January 16, 2025, the Company overpaid the Sponsor by $1,295 resulting in a due from Sponsor. On January 22, 2025, the Sponsor returned the $1,295 to the Company (Note 9).

Due to Officer

As of December 31, 2024, the Company owes an officer of the Company $12,374 for travel related expenses.

Consulting Services

The Chief Executive officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Restricted Private Placement Shares, (iii) Private Placement Units, issued in a private placement simultaneously with the closing of the Initial Public Offering, private placement shares, private placement warrants and the Class A ordinary shares underlying such private placement warrants and (iv) private placement units that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. As of January 16, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 2,250,000 Units at a price of $10.00 per Unit

The underwriters were entitled to (1) an underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, of which (i) $0.065 per unit was paid to the underwriters in cash at the closing of the Initial Public Offering and (ii) $0.135 per Unit was used by the underwriters to purchase Private Placement Units, and (2) a deferred fee of $0.40 per Unit, or $6,900,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of public shares in connection with the consummation of a Business Combination.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2024, there are no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Warrants — There are no warrants issued or outstanding as of December 31, 2024. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the public warrants on a cashless basis. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise his, her or its warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants. If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its Initial Business Combination on the date of the completion of its Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 8 — SEGEMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

For the period from June 10, 2024 (inception) through December 31, 2024
Formation and operating costs	$91,980

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

As of January 16, 2025, the Company owed $284,023, which were repaid simultaneously with the closing of the Initial Public Offering. The Company paid the Sponsor a note balance of $285,318 causing an overpayment of $1,295 due from Sponsor. Subsequent to the balance sheet date, on January 22, 2025, the Sponsor returned the $1,295 to the Company. Borrowings under this note are no longer available.

On January 16, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $172,500,000. .

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,875 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,728,750, as follows: (i) by and among the Company and each of the Underwriters for the purchase by the Underwriters of an aggregate of 232,875 private placement units for an aggregate purchase price of $2,328,750 and (ii) by and between the Company and Plum Partners IV, LLC (the “Sponsor”) for the purchase by the Sponsor of an aggregate of 440,000 private placement units and 570,000 restricted Class A ordinary shares for an aggregate purchase price of $4,400,000. The private placement units are identical to the units sold in this offering, subject to certain limited exceptions as described in the prospectus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plum Acquisition Corp. IV

Dated: March 31, 2025	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2025.

Name	Position	Date

/s/ Kanishka Roy	Chairman and Chief Executive Officer	March 31, 2025
Kanishka Roy	(Principal Executive Officer)

/s/ Steven Handwerker	Chief Financial Officer and Director	March 31, 2025
Steven Handwerker	(Principal Financial Officer)

/s/ Allan Chou	Director	March 31, 2025
Allan Chou

/s/ Anjai Gandhi	Director	March 31, 2025
Anjai Gandhi

/s/ Avanish Sahai	Director	March 31, 2025
Avanish Sahai