Form 10-Q
period 2025-03-31
Plum Acquisition Corp, IV
filed 2025-05-15
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42472

PLUM ACQUISITION CORP. IV

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1795710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2021 Fillmore St. #2089

San Francisco, California 94115

(Address of principal executive offices)

(Zip Code)

(929) 529-7125

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A ordinary shares, $0.0001 par value per share	PLMK	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A ordinary shares	PLMKW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A ordinary shares and one-half of one redeemable warrant	PLMKU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2025, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

PLUM ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLUM ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$577,442	$3,864
Prepaid expenses	173,815	—
Total current assets	751,257	3,864
Long term prepaid expenses	67,292	—
Deferred offering costs	—	438,352
Investments held in Trust Account	175,713,400	—
Total Assets	$176,531,949	$442,216
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$108,663	$42,445
Due to officer	—	12,374
Accrued offering costs	75,000	304,904
Promissory note — related party	—	149,473
Total current liabilities	183,663	509,196
Deferred underwriting fee	6,900,000	—
Total Liabilities	7,083,663	509,196

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of approximately $10.19 and $0 per share at March 31, 2025 and December 31, 2024, respectively	175,713,400	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding at March 31, 2025 (excluding 17,250,000 shares subject to possible redemption) and no shares issued and outstanding as of December 31, 2024	124	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,265,813)	(91,980)
Total Shareholders’ Deficit	(6,265,114)	(66,980)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$176,531,949	$442,216

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative expenses	$306,345
Loss from operations	(306,345)

Other income:
Interest earned on investments held in Trust Account	1,488,400
Other income	1,488,400

Net income	$1,182,055

Weighted average shares outstanding of Class A ordinary shares	14,342,697
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.06
Weighted average shares outstanding of Class B ordinary shares	5,623,596
Basic net income per ordinary share, Class B ordinary shares	$0.06
Weighted average shares outstanding of Class B ordinary shares	5,750,000
Diluted net income per ordinary share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$ —	5,750,000	$575	$24,425	$(91,980)	$(66,980)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(7,355,888)	(14,689,392)

Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750

Sale of Restricted Shares	570,000	57			284,943	—	285,000

Fair Value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750

Allocated value of transaction costs to Class A shares	—	—	—	—	(60,047)	—	(60,047)

Share-based compensation	—	—	—	—	36,750	—	36,750

Net income	—	—	—	—	—	1,182,055	1,182,055

Balance — March 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,265,813)	$(6,265,114)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,182,055
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation and operating costs through promissory note – related party	8,550
Interest earned on investments held in Trust Account	(1,488,400)
Compensation expense	36,750
Changes in operating assets and liabilities:
Prepaid expenses	(65,115)
Due from Sponsor	1,295
Long Term prepaid insurance	(67,292)
Due to Officer	(12,374)
Accounts payable and accrued expenses	66,218
Net cash used in operating activities	(338,313)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(174,225,000)
Net cash used in investing activities	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placements Units	6,728,750
Repayment of promissory note - related party	(285,318)
Payment of offering costs	(356,541)
Net cash provided by financing activities	175,136,891

Net Change in Cash	573,578
Cash – Beginning of period	3,864
Cash – End of period	$577,442

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$6,900,000
Deferred offering costs paid through promissory note - related party	$17,300

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

PLUM ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade-including additional tariffs, trade barriers, and other similar measures-could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s December 31, 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $577,442 in cash and a working capital of $567,594. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of March 31, 2025, management has determined that the Company’s liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $577,442 and $3,864 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

As of March 31, 2025 and December 31, 2024, the investments held in the Trust Account, amounting to $175,713,400 and $0, were held in U.S. government treasury bills, respectively.

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — ”Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants (as defined below) and Private Units were charged to shareholders’ deficit as the Public and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	March 31, 2025
	Class A	Class B
Basic net income per share of common stock:
Numerator:
Allocation of net income	$849,124	$332,931
Denominator:
Weighted-average shares outstanding	14,342,697	5,623,596
Basic net income per ordinary share	$0.06	$0.06

	March 31, 2025
	Class A	Class B
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$843,782	$338,273
Denominator:
Weighted-average shares outstanding	14,342,697	5,750,000
Diluted net income per ordinary share	$0.06	$0.06

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The fair value of the Public Warrants was $603,750, or $0.07 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

January 16, 2025
Underlying stock price	$9.98
Exercise price	$11.50
Remaining term (years)	6.74
Annual volatility	2.9%
Annual risk-free rate	4.39%
Pre-adjusted value per share	$1.43
Market adjustment	5.0%

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Class A ordinary shares issuance costs	(10,872,242)
Plus:
Remeasurement of carrying value to redemption value	14,689,392
Class A ordinary shares subject to possible redemption, March 31, 2025	$175,713,400

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statement of operations.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4— PRIVATE PLACEMENT

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

The fair value of the Restricted Private Placement Shares is $285,000, or $0.50 per Restricted Private Placement Shares. The fair value of the Restricted Private Placement Shares was determined using Monte Carlo Simulation Model. The Restricted Private Placement Shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Restricted Private Placement Shares:

January 16, 2025
Unit value	$10.02
Volatility	2.9%
Risk free rate	4.39%
Public warrant value	$0.04
Implied stock value	$9.98
Market adjustment	5.0%

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

During July and August 2024, the Sponsor transferred 75,000 Founder Shares to three director nominees (25,000 shares each) for an aggregate amount of $225, or approximately $0.003 per share. The sale of the Founders Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s director nominees was $36,750 or $0.49 per share. The Founder Shares were granted subject to a performance condition (i.e., named as directors at the occurrence of the Initial Public Offering). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation was recognized upon the consummation of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Promissory Note — Related Party

On June 26, 2024, the Company issued an unsecured promissory note to the Sponsor (as amended on January 6, 2025, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 1, 2025 (as amended) or (ii) the consummation of the Initial Public Offering. As of January 16, 2025, the Company owed $284,023, which was repaid simultaneously with the closing of the Initial Public Offering. The Company paid the Sponsor a note balance of $285,318 causing an overpayment of $1,295. On January 22, 2025, the Sponsor returned $1,295 to the Company. Borrowings under this note are no longer available.

Due to Officer

As of March 31, 2025 and December 31, 2024, the Company owes an officer of the Company $0 and $12,374 for travel related expenses, respectively.

Consulting Services

The Chief Executive officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. During the three months ended March 31, 2025, the Company incurred and paid approximately $104,000 in consulting fees to the officers.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

Warrants — As of March 31, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2025, investments held in the Trust Account were comprised of $636 in cash.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	March 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$175,712,764

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

NOTE 9 — SEGMENT REPORTING

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

For The Three Months Ended March 31, 2025
General and administrative expenses	$306,345
Interest earned on investments held in Trust Account	1,488,400

March 31, 2025
Cash	$577,442
Investments held in Trust Account	175,713,400

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Plum Partners IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 31, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2025, we had a net income of $1,182,055, which consists of interest earned on investments held in Trust Account of $1,488,400 offset by formation and operational costs of $306,345.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $577,442. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the three months ended March 31, 2025, cash used in operating activities was $338,313. Net income of $1,182,055 was affected by interest earned on investments held in trust account of $1,488,400, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities used $77,268 of cash for operating activities.

As of March 31, 2025, we had investments held in the trust account of $175,713,400. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $577,442 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

As of March 31, 2025, we had $577,442 in cash and a working capital of $567,594. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of March 31, 2025, management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to (1) an underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, of which (i) $0.065 per unit was paid to the underwriters in cash at the closing of the initial public offering and (ii) $0.135 per unit was used by the underwriters to purchase private placement units, and (2) a deferred fee of $0.40 per unit, or $6,900,000. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the trust account after shareholder redemptions of public shares in connection with the consummation of a business combination.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and below, however, we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2025, we had $577,442 in cash and a working capital of $567,594. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2025, we consummated the initial public offering of 17,250,000 units. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $172,500,000. Cohen & Company Capital Markets acted as lead book-running manager, Seaport Global Securities acted as joint book runner and Benjamin Securities, Inc. acted as co-manager, of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-281144). The SEC declared the registration statement effective on January 14, 2025.

Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 672,875 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,728,750. Each private placement unit has an offering price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of a business combination, subject to certain limited exceptions.

On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the initial public offering. As such, the 750,000 founder shares are no longer subject to forfeiture.

We paid a total of $10,932,289, consisting of $3,450,000 of cash underwriting fee, $6,900,000 of deferred underwriting fee, and $582,289 of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association.
10.1(1)	Units and Restricted Shares Subscription Agreement, dated January 14, 2025, between the Company and Plum Partners IV, LLC
10.2(1)	Units Subscription Agreement, dated January 14, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC
10.3(1)	Units Subscription Agreement, dated January 14, 2025, between the Company and Seaport Global Securities LLC
10.4(1)	Letter Agreement, dated January 14, 2025, among the Company, the sponsor and each of the initial shareholders, directors and officers of the Company
10.5(1)	Investment Management Trust Account Agreement, dated January 14, 2025, between the Company and Continental Stock Transfer & Trust Company
10.6(1)	Registration Rights Agreement, dated January 14, 2025, among the Company, the sponsor and the other Holders (as defined therein) signatory thereto
10.7(1)	Form of Indemnity Agreement, January 14, 2025, between the Company and each of the officers and directors of the Company
10.8(2)	Amended And Restated Promissory Note, dated January 6, 2025, issued to Plum Partners IV, LLC
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on January 16, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-281144), filed with the SEC on January 7, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. IV

Date: May 15, 2025	By:	/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Steven Handwerker
	Name:	Steven Handwerker
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)