Form 10-Q
period 2025-06-30
Plum Acquisition Corp, IV
filed 2025-08-14
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

PLUM ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from June 10, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from June 10, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from June 10, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLUM ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$375,823	$3,864
Prepaid expenses	142,513	—
Total current assets	518,336	3,864
Long term prepaid expenses	46,042	—
Deferred offering costs	—	438,352
Investments held in Trust Account	177,580,409	—
Total Assets	$178,144,787	$442,216
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$92,274	$42,445
Due to officer	—	12,374
Accrued offering costs	75,000	304,904
Promissory note — related party	—	149,473
Total current liabilities	167,274	509,196
Deferred underwriting fee	6,900,000	—
Total Liabilities	7,067,274	509,196

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of approximately $10.29 and $0 per share at June 30, 2025 and December 31, 2024, respectively	177,580,409	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding at June 30, 2025 (excluding 17,250,000 shares subject to possible redemption) and no shares issued and outstanding as of December 31, 2024	124	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,503,595)	(91,980)
Total Shareholders’ Deficit	(6,502,896)	(66,980)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$178,144,787	$442,216

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 10, 2024 (Inception) Through June 30,
	2025	2025	2024
General and administrative expenses	$237,782	$544,127	$28,263
Loss from operations	(237,782)	(544,127)	(28,263)

Other income:
Interest earned on investments held in Trust Account	1,867,009	3,355,409	—
Total other income, net	1,867,009	3,355,409	—
Net income (loss)	$1,629,227	$2,811,282	$(28,263)

Weighted average shares outstanding of Class A ordinary shares	18,492,875	16,951,802	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.12	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,687,500	6,666,000
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.07	$0.12	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	—
Diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.12	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(91,980)	$(66,980)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(7,355,888)	(14,689,392)

Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750

Sale of Restricted Shares	570,000	57			284,943	—	285,000

Fair Value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750

Allocated value of transaction costs to Class A shares	—	—	—	—	(60,047)	—	(60,047)

Share-based compensation	—	—	—	—	36,750	—	36,750

Net income	—	—	—	—	—	1,182,055	1,182,055

Balance — March 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,265,813)	$(6,265,114)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,867,009)	(1,867,009)

Net income	—	—	—	—	—	1,629,227	1,629,227

Balance — June 30, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,503,595)	$(6,502,896)

FOR THE PERIOD FROM JUNE 10, 3024 (INCEPTION) THROUGH JUNE 30, 2024

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 10, 2024 (inception)	—	$—	—	$—	$—
Class B ordinary shares issued to Sponsor(1)	7,665,900	767	24,233	—	25,000
Net loss	—	—	—	(28,263)	(28,263)
Balance as of June 30, 2024	7,665,900	$767	24,233	$(28,263)	$(3,263)

(1)	Included an aggregate of up to 999,900 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from June 10, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,811,282	$(28,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through promissory note-related party	—	10,420
Payment of formation and operating costs through promissory note – related party	8,550	—
Interest earned on investments held in Trust Account	(3,355,409)	—
Compensation expense	36,750	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,813)	—
Due from Sponsor	1,295	—
Long Term prepaid insurance	(46,042)	—
Due to Officer	(12,374)	—
Accounts payable and accrued expenses	49,829	17,843
Net cash used in operating activities	(539,932)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Placements Units	6,728,750	—
Repayment of promissory note - related party	(285,318)	—
Payment of offering costs	(356,541)	—
Net cash provided by financing activities	175,136,891	25,000

Net Change in Cash	371,959	25,000
Cash – Beginning of period	3,864	—
Cash – End of period	$375,823	$25,000

Non-Cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$17,300	$—
Deferred underwriting fee payable	$6,900,000	$—
Deferred offering costs included in accrued offering costs	$—	$75,405

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2025. On January 16, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is discussed in Note 3.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Going Concern

As of June 30, 2025, the Company had $375,823 in cash and a working capital of $351,062. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of June 30, 2025, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $375,823 and $3,864 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, the investments held in the Trust Account, amounting to $177,580,409 and $0, were held in U.S. government treasury bills, respectively.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended		For the Period from June 10, 2024 (Inception) Through
	June 30, 2025		June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$1,242,802	$386,425	$2,105,025	$706,257	$—	$(28,263)
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	16,951,802	5,687,500	—	6,666,000
Basic net income (loss) per ordinary share	$0.07	$0.07	$0.12	$0.12	$—	$(0.00)

	For the Three Months Ended		For the Six Months Ended		For the Period from June 10, 2024 (Inception) Through
	June 30, 2025		June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$1,242,802	$386,425	$2,099,230	$712,052	$—	$—
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	16,951,802	5,750,000	—	—
Diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.12	$—	$—

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Class A ordinary shares issuance costs	(10,872,242)
Plus:
Remeasurement of carrying value to redemption value	14,689,392
Class A ordinary shares subject to possible redemption, March 31, 2025	175,713,400
Plus:
Remeasurement of carrying value to redemption value	1,867,009
Class A ordinary shares subject to possible redemption, June 30, 2025	$177,580,409

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 16, 2025, the Company sold 17,250,000 Public Shares, which includes a full exercise by the underwriters of their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would have collectively represented 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (not including the Restricted Private Placement Shares). On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

Due to Officer

As of June 30, 2025 and December 31, 2024, the Company owes an officer of the Company $0 and $12,374 for travel related expenses, respectively.

Consulting Services

The Chief Executive officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. During the three and six months ended June 30, 2025, the Company incurred approximately $125,000 and $233,000 in consulting fees to the officers, respectively. As of June 30, 2025, approximately $21,000 in unpaid consulting fees has been accrued and recorded under accrued expenses in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

Warrants — As of June 30, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

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

As of June 30, 2025, investments held in the Trust Account contained $758 in cash.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Level	June 30, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	1	$177,579,651

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For The Three Months Ended June 30,	For The Six Months E nded June 30,	For the Period from June 10, 2024 (Inception) Through
	2025	2025	2024
General and administrative expenses	$237,782	$544,127	$28,263
Interest earned on investments held in Trust Account	1,867,009	3,355,409	—

June 30, 2025
Cash	$375,823
Investments held in Trust Account	177,580,409

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as noted in the paragraphs below.

On July 8, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to Sponsor which may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its Business Combination (the “Maturity Date”). In the event the Company consummates the Business Combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of ordinary shares of the post-business combination company (the “New PubCo Shares”). The number of New PubCo Shares to be received by the Sponsor in connection with such optional conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to such Sponsor by (y) $10.00. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Concurrently with the issuance of the Note, the Company drew an initial amount of $250,000.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2025, we had a net income of $1,629,227, which consists of interest earned on investments held in Trust Account of $1,867,009 offset by general and administrative expenses of $237,782.

For the six months ended June 30, 2025, we had a net income of $2,811,282, which consists of interest earned on investments held in Trust Account of $3,355,409 offset by general and administrative expenses of $544,127.

For the period from June 10, 2024 (inception) through June 30, 2024, we had a net income of $28,263, which consists of formation and operational costs.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $375,823. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the six months ended June 30, 2025, cash used in operating activities was $539,932. Net income of $2,811,282 was affected by interest earned on investments held in trust account of $3,355,409, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities used $41,105 of cash for operating activities.

For the period from June 10, 2025 (inception) through June 30, 2024, cash used in operating activities was $0. Net income of $228,263 was affected by payment of operation costs through promissory note of $10,420. Changes in operating assets and liabilities used $17,843 of cash for operating activities.

As of June 30, 2025, we had investments held in the trust account of $177,580,409. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $375,823 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

On July 8, 2025, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the sponsor which may be drawn down from time to time prior to the Maturity Date (as defined below) upon our request. The Note does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination (the “Maturity Date”). In the event we consummate the business combination, the sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of ordinary shares of the post-business combination company (the “New PubCo Shares”). The number of New PubCo Shares to be received by the sponsor in connection with such optional conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to the sponsor by (y) $10.00. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Going Concern

As of June 30, 2025, we had $375,823 in cash and a working capital of $351,062. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of June 30, 2025, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we had $375,823 in cash and a working capital of $351,062. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association.
10.1(2)	Promissory Note, dated July 8, 2025, issued by Plum Acquisition Corp. IV to Plum Partners IV, LLC.
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on January 16, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on July 14, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plum Acquisition Corp. IV

Date: August 13, 2025	By:	/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Steven Handwerker
	Name:	Steven Handwerker
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)