Form 10-Q
period 2025-09-30
Plum Acquisition Corp, IV
filed 2025-11-13
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

PLUM ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from June 10, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from June 10, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from June 10, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLUM ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$469,208	$3,864
Prepaid expenses	118,161	—
Total current assets	587,369	3,864
Long-term prepaid expenses	24,792	—
Deferred offering costs	—	438,352
Investments held in Trust Account	179,493,580	—
Total Assets	$180,105,741	$442,216
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$123,583	$42,445
Due to officer	—	12,374
Accrued offering costs	75,000	304,904
Promissory note — related party	250,000	149,473
Total current liabilities	448,583	509,196
Deferred underwriting fee	6,900,000	—
Total Liabilities	7,348,583	509,196

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of approximately $10.41 and $0 per share at September 30, 2025 and December 31, 2024, respectively	179,493,580	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding at September 30, 2025 (excluding 17,250,000 shares subject to possible redemption) and no shares issued and outstanding as of December 31, 2024	124	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,737,121)	(91,980)
Total Shareholders’ Deficit	(6,736,422)	(66,980)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$180,105,741	$442,216

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from June 10, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$236,000	$44,788	$780,127	$73,051
Loss from operations	(236,000)	(44,788)	(780,127)	(73,051)

Other income:
Interest earned on marketable securities held in Trust Account	1,913,171	—	5,268,580	—
Interest earned on operating account	2,474	—	2,474	—
Total other income, net	1,915,645	—	5,271,054	—

Net income (loss)	$1,679,645	$(44,788)	$4,490,927	$(73,051)

Weighted average shares outstanding of Class A ordinary shares	18,492,875	—	17,473,047	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$—	$0.19	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,000,000	5,708,640	5,000,000

Basic net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.01)	$0.19	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,000,000	5,750,000	5,000,000
Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.07	$(0.01)	$0.19	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(91,980)	$(66,980)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(7,355,888)	(14,689,392)

Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750

Sale of Restricted Shares	570,000	57			284,943	—	285,000

Fair value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750

Allocated value of transaction costs to Class A shares	—	—	—	—	(60,047)	—	(60,047)

Share-based compensation	—	—	—	—	36,750	—	36,750

Net income	—	—	—	—	—	1,182,055	1,182,055

Balance — March 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,265,813)	$(6,265,114)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,867,009)	(1,867,009)

Net income	—	—	—	—	—	1,629,227	1,629,227

Balance — June 30, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,503,595)	$(6,502,896)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,913,171)	(1,913,171)

Net income	—	—	—	—	—	1,679,645	1,679,645

Balance — September 30, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,737,121)	$(6,736,422)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM JUNE 10, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – June 10, 2024 (inception)	$—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(28,263)	(28,263)
Balance – June 30, 2024	5,750,000	$575	$24,425	$(28,263)	$(3,263)
Net loss	—	—	—	(44,788)	(44,788)
Balance – September 30, 2024	5,750,000	$575	$24,425	$(73,051)	$(48,051)

(1)	Included an aggregate of up to 999,900 Class B ordinary shares that were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from June 10, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,490,927	$(73,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through promissory note-related party	—	20,820
Payment of formation and operating costs through promissory note – related party	8,550	—
Interest earned on investments held in Trust Account	(5,268,580)	—
Compensation expense	36,750	—
Changes in operating assets and liabilities:
Prepaid expenses	(9,461)	—
Due from Sponsor	1,295	—
Long-term prepaid expenses	(24,792)	—
Due to officer	(12,374)	—
Accounts payable and accrued expenses	81,138	36,793
Net cash used in operating activities	(696,547)	(15,438)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Placements Units	6,728,750	—
Proceeds from promissory note - related party	250,000	—
Repayment of promissory note - related party	(285,318)	(1,295)
Payment of offering costs	(356,541)	(3,500)
Net cash provided by financing activities	175,386,891	20,205

Net Change in Cash	465,344	4,767
Cash – Beginning of period	3,864	—
Cash – End of period	$469,208	$4,767

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$17,300	$123,948
Deferred underwriting fee payable	$6,900,000	$—
Deferred offering costs included in accrued offering costs	$—	$252,142

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on January 16, 2025, an amount of $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Securities was placed in the trust account (the “Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 18 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account are held as cash or cash items, including in demand deposit accounts.

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
SEPTEMBER 30, 2025
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

PLUM ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade-including additional tariffs, trade barriers, and other similar measures-could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting the Company’s business, both directly and indirectly.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Going Concern

As of September 30, 2025, the Company had $469,208 in cash and a working capital of $138,786. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of September 30, 2025, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $469,208 and $3,864 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, the investments held in the Trust Account, amounting to $179,493,580 and $0, were held in U.S. government treasury bills, respectively.

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants (as defined below) and Private Units were charged to shareholders’ deficit as the Public and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 10, 2024 (Inception) Through September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$1,281,262	$398,383	$—	$(44,788)	$3,385,007	$1,105,920	$—	$(73,051)
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	—	5,000,000	17,473,047	5,708,640	—	5,000,000
Basic net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.01)	$0.19	$0.19	$—	$(0.01)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 10, 2024 (Inception) Through September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$1,281,262	$398,383	$—	$(44,788)	$3,378,979	$1,111,948	$—	$(73,051)
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	—	5,000,000	17,473,047	5,750,000	—	5,000,000
Diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.01)	$0.19	$0.19	$—	$(0.01)

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Class A ordinary shares issuance costs	(10,872,242)
Plus:
Remeasurement of carrying value to redemption value	14,689,392
Class A ordinary shares subject to possible redemption, March 31, 2025	175,713,400
Plus:
Remeasurement of carrying value to redemption value	1,867,009
Class A ordinary shares subject to possible redemption, June 30, 2025	177,580,409
Plus:
Remeasurement of carrying value to redemption value	1,913,171
Class A ordinary shares subject to possible redemption, September 30, 2025	$179,493,580

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

NOTE 3 – INITIAL PUBLIC OFFERING

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,875 private placement units (each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit, or Non-Managing Investor Private Placement Security (as defined below) generating gross proceeds of $6,728,750, as follows: (i) by and among the Company and each of the underwriters for the purchase by the underwriters of an aggregate of 232,875 Private Placement units for an aggregate purchase price of $2,328,750 and (ii) by and between the Company and the Sponsor for the purchase by the Sponsor of an aggregate of 440,000 Private Placement Units and 570,000 restricted Class A ordinary shares (the “Restricted Private Placement Shares,” the Restricted Private Placement Shares together with the Private Placement Units purchased by the Sponsor, collectively, the “Non-Managing Investor Private Placement Securities”) for an aggregate purchase price of $4,400,000.

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

The Restricted Private Placement Shares are held by the Sponsor and will be transferred to the non-managing investors (or their designees) only upon the consummation of an initial business combination. Other than such permitted transfer, the Restricted Private Placement Shares will be subject to transfer restrictions for 90 days following the initial business combination and will be entitled to registration rights.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The Company accounts for the Note as a liability under ASC 470. The Company has not elected the fair value option under ASC 825-10. The embedded conversion feature is indexed to the Company’s own stock, meets the fixed-for-fixed criteria, and is not required to be bifurcated under ASC 815-15. Accordingly, the conversion feature qualifies for equity classification under ASC 815-40, provided there are sufficient authorized shares to settle the conversion, and no cash settlement contingencies exist. As a result, the Note is recognized at its principal amount, net of issuance costs, and presented and disclosed in accordance with ASC 470.

Concurrently with the issuance of the Note, the Company drew an initial amount of $250,000.

Due to Officer

As of September 30, 2025 and December 31, 2024, the Company owes an officer of the Company $0 and $12,374 for travel related expenses, respectively.

Consulting Services

The Chief Executive officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. During the three and nine months ended September 30, 2025, the Company incurred approximately $125,000 and $354,000 in consulting fees to the officers, respectively. As of September 30, 2025, approximately $21,000 in unpaid consulting fees has been accrued and recorded under accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, there are no Working Capital Loans outstanding.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Restricted Private Placement Shares, (iii) Private Placement Units, issued in a private placement simultaneously with the closing of the Initial Public Offering, private placement shares, private placement warrants and the Class A ordinary shares underlying such private placement warrants and (iv) private placement units that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrants — As of September 30, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		Level	September 30, 2025
Asset:	Maturity Date:
Investments held in Trust Account – U.S. Treasury Securities	October 16, 2025	1	$179,493,580

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(UNAUDITED)

NOTE 9 — SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

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

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from June 10, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$236,000	$44,788	$780,127	$73,051
Interest earned on marketable securities held in Trust Account	1,913,171	—	5,268,580	—

	As of September 30, 2025	As of December 31, 2024
Cash	$469,208	$3,864
Investments held in Trust Account	179,493,580	—

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2025, we had a net income of $1,679,645, which consists of interest earned on investments held in Trust Account of $1,913,171 and interest earned on operating account of $2,474, offset by general and administrative expenses of $236,000.

For the nine months ended September 30, 2025, we had a net income of $4,490,927, which consists of interest earned on investments held in Trust Account of $5,268,580 and interest earned on operating account of $2,474, offset by general and administrative expenses of $780,127.

For the three months ended September 30, 2024, we had a net loss of $44,788, which consists of formation and operational costs.

For the period from June 10, 2024 (inception) through September 30, 2024, we had a net loss of $73,051, which consists of formation and operational costs.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $469,208. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the nine months ended September 30, 2025, cash used in operating activities was $696,547. Net income of $4,490,927 was affected by interest earned on investments held in trust account of $5,268,580, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities provided $35,806 of cash for operating activities.

For the period from June 10, 2024 (inception) through September 30, 2024, cash used in operating activities was $15,438 . Net loss of $73,051 was affected by payment of operation costs through promissory note of $20,820. Changes in operating assets and liabilities used $36,793 of cash for operating activities.

As of September 30, 2025, we had investments held in the trust account of $179,493,580. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $469,208 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

As of September 30, 2025, we had $469,208 in cash and a working capital of $138,786 . Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of September 30, 2025, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, excluding the promissory note – related party, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the trust account. We began incurring these fees on January 16, 2025, and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, we had $469,208 in cash and a working capital of $138,786. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Plum Acquisition Corp. IV

Date: November 13, 2025	By:	/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Steven Handwerker
	Name:	Steven Handwerker
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)