Form 10-K
period 2025-12-31
Plum Acquisition Corp, IV
filed 2026-03-31
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Class A ordinary shares, par value $0.0001 per share, of the registrant held by non-affiliates of the registrant was $177,330,000 based on the $10.28 closing sale price of the Registrant’s Class A ordinary shares on such date.

As of March 31, 2026, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report”) or unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect as of the date hereof;

●	“Cohen” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the underwriters in the initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our directors named in this Annual Report;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to the initial public offering, an aggregate of 100,000 of which were transferred to our four independent directors, and our Class A ordinary shares that will be issued upon conversion thereof;

●	“initial shareholders” are to sponsor and our four independent directors that held our founder shares prior or shortly after the initial public offering;

●	“initial public offering” are to our initial public offering, which was consummated on January 16, 2025.

●	“management” or our “management team” are to our directors and officers;

●	“non-managing investors” are to certain institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased through investments in our sponsor, an aggregate of 285,000 private placement units and 570,000 restricted private placement shares at a combined price of $10.00 per non-managing investor private placement security ($2,850,000 in the aggregate). Our sponsor issued membership interests at a nominal purchase price to the non-managing investors at the closing of our initial public offering reflecting interests in an aggregate of 2,280,000 founder shares held by our sponsor;

●	“non-managing investor private placement securities” are to the private placement units and restricted private placement shares, collectively, purchased by the non-managing investors through the sponsor;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor and the underwriters in private placements simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in this Annual Report;

●	“private placement securities” are to the private placement units and the non-managing investor private placement securities, collectively;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shareholders” are to the holders of our public shares, including our sponsor, any non-managing investors, directors and officers to the extent such persons purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“restricted private placement shares” are to 570,000 restricted Class A ordinary shares purchased by the non-managing investors through our sponsor, which shares would be transferred to the non-managing investors only upon consummation of an initial business combination;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the underwriters in the initial public offering ;

●	“sponsor” are to Plum Partners IV, LLC, a Delaware limited liability company;

●	“underwriters” are, collectively, to Cohen and Seaport;

●	“warrants” are, collectively, to the public warrants and the private placement warrants;

●	“warrant agreement” are, together, to our warrant agreement governing the warrants;

●	“we,” “us,” “our” or our “company” are to Plum Acquisition Corp. IV, a Cayman Islands exempted company; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements and risk factors include, but are not limited to, statements and risk factors regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements and risk factors in this Annual Report may include, for example, statements and risk factors about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Controlled Thermal Resources Holdings Inc. (“CTR”), which is impacted by various factors;

●	our expectations around the performance of CTR or any other prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with CTR is not completed;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the potential liquidity and trading of our public securities;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination;

●	the trust account not being subject to claims of third parties;

●	our financial performance following the initial public offering; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 that we intend to file with the SEC, relating to the proposed business combination with CTR (the “S-4 Registration Statement”).

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

On June 26, 2024, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 7,665,900 Class B ordinary shares. During July and August 2024, our sponsor transferred 25,000 founder shares to each of three independent directors (an aggregate of 75,000 founder shares) at their original purchase price. On December 6, 2024, our sponsor surrendered 1,915,900 founder shares for no consideration. On April 25, 2025, our sponsor transferred 25,000 founder shares to our fourth independent director. Our initial shareholders currently hold an aggregate of 5,750,000 founder shares.

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

Proposed Business Combination

Business Combination Agreement

On March 8, 2026, we entered into a business combination agreement (the “Business Combination Agreement”) by and among us, Plum IV Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Controlled Thermal Resources Holdings Inc., a Delaware corporation (“CTR”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into CTR (the “Merger”), with CTR continuing as the surviving company. The transactions contemplated by the Business Combination Agreement are referred to in this Annual Report as the “Business Combination.” The combined company’s business is expected to continue to operate through CTR. The proposed Merger is expected to be consummated after receipt of the required approvals by our shareholders and CTR’s stockholders and the satisfaction or waiver of certain other customary conditions.

Domestication

At least two (2) business days prior to the Closing Date (as defined in the Business Combination Agreement), subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (“Domesticated Plum IV”) in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended, and Part 12 of the Companies Act (as revised) of the Cayman Islands (such continuation and domestication, the “Domestication”).

By virtue of the Domestication upon its effectiveness, (a) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (each a “Class A Ordinary Share”) (other than any Class A Ordinary Share included in the Cayman Purchaser Units (as defined in the Business Combination Agreement)) shall convert automatically, on a one-for-one basis, into one (1) share of common stock of Domesticated Plum IV (the “Domesticated Purchaser Common Stock”); (b) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (each a “Class B Ordinary Share”) shall convert automatically, on a one-for-one basis, into one (1) share of Class B common stock of Domesticated Plum IV (the “Domesticated Purchaser Class B Common Stock”); (c) each then issued and outstanding warrant of the Company (other than any Cayman Purchaser Public Warrants (as defined in the Business Combination Agreement)) included in the Cayman Purchaser Units) (each a “Cayman Purchaser Warrant”) shall convert automatically into a warrant to acquire one (1) share of Domesticated Purchaser Common Stock (each a “Domesticated Purchaser Warrant”), pursuant to the Warrant Agreement (as defined in the Business Combination Agreement); and (d) each then issued and outstanding Cayman Purchaser Unit shall be cancelled and will thereafter entitle the holder thereof to one (1) share of Domesticated Purchaser Common Stock and one-half of one (1) Domesticated Purchaser Warrant, in each case without any action on the part of the Company, Merger Sub, the Company or any holder of securities of any of the foregoing.

The Merger and Consideration

Following the Domestication, at the Effective Time (as defined in the Business Combination Agreement), by virtue of the Merger, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one (1) share of common stock, par value $0.0001 per share, of the surviving company.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time (as defined in the Business Combination Agreement):

(i)	each share of common stock of CTR (the “CTR Common Stock”) issued and outstanding (or deemed to be issued and outstanding under the terms of the Business Combination Agreement) immediately prior to the Effective Time, except for (a) shares held by the Company or Merger Sub (or any subsidiaries of the Company), (b) shares held by the CTR as treasury stock, if any (each share covered in subclause (a) and (b), an “Excluded Share”), (c) shares held by stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law (the “Dissenting Shares”), and (d) shares of CTR Common Stock issued pursuant to an award of restricted stock that is, as of immediately prior to the Closing Date (as defined in the Business Combination Agreement), subject to a substantial risk of forfeiture and is not transferable (the “CTR Restricted Shares”), will be cancelled and converted into the right to receive the Per Share Merger Consideration (as defined in the Business Combination Agreement);

(ii)	each Excluded Share shall be automatically cancelled and retired without any conversion thereof and shall cease to exist, and no consideration shall be delivered in exchange therefor;

(iii)	each option to purchase shares of the CTR Common Stock (the “CTR Option”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated Plum IV and converted into an option to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Common Stock subject to such CTR Option immediately prior to the Effective Time and (y) the Exchange Ratio (as defined in the Business Combination Agreement), at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such CTR Option immediately prior to the Effective Time divided by (B) the Exchange Ratio;

(iv)	each award of the CTR Restricted Shares (the “CTR Restricted Share Award”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated Plum IV such that each CTR Restricted Share Award will be converted into an award for a number of restricted shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Restricted Shares and (y) the Exchange Ratio; and

(v)	each warrant to purchase shares of the CTR Common Stock (the “CTR Warrant”) that is outstanding immediately prior to the Effective Time will be automatically assumed by the Domesticated Plum IV such that, as of the Effective Time, each CTR Warrant shall instead be converted into a warrant to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Common Stock issuable upon exercise of such CTR Warrant and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such CTR Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio.

The Class B Conversion

At the Effective Time, by virtue of the Merger and the applicable provisions of the certificate of incorporation of Domesticated Plum IV (the “Domesticated Purchaser Charter”), each share of Domesticated Purchaser Class B Common Stock then issued and outstanding shall be automatically cancelled and extinguished and converted into one (1) share of Domesticated Purchaser Common Stock.

Transaction Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, we and certain stockholders of CTR, who collectively have the right to cast at least 60% of the votes entitled to be cast at a special meeting of CTR’s stockholders (collectively, the “Supporting CTR Stockholders”) entered into a transaction support agreement (the “Transaction Support Agreement”), pursuant to which the Supporting CTR Stockholders have agreed, among other things, to vote all of their shares of CTR’s common stock in favor of adopting and approving the Business Combination Agreement and the Business Combination.

Registration Rights Agreement

In connection with the Business Combination, simultaneously with the closing of the Business Combination (the “Closing”), we and certain holders will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) that amends and restates the Registration Rights Agreement, dated January 14, 2025, by and among us, our sponsor and certain other security holders named therein, pursuant to which, among other things, (i) we will agree to file, as soon as practicable (and in any event within thirty (30) calendar days) following the closing date, a registration statement covering the resale of certain equity securities held by the sponsor and such other securityholders parties thereto; and (ii) such holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Registration Rights Agreement.

Lock-Up Agreement

In connection with the Business Combination, simultaneously with the closing, we, our sponsor and certain stockholders of CTR (such holders, collectively, the “Lock-Up Parties”) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement will provide that, during the applicable Lock-Up Period (as defined in the Lock-Up Agreement), subject to certain exceptions, the Lock-Up Parties will not, with respect to the Lock-Up Securities (as defined in the Lock-Up Agreement), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii).

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

Competition

We have encountered and, if the business combination with CTR is not completed, may in the future encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

●	Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

●	We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless

●	If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of the initial public offering, we may be unable to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

For risk factors related to CTR and our proposed Business Combination, please review the S-4 Registration Statement, including our preliminary proxy statement/prospectus to be included therein, and the definitive proxy statement/prospectus to be filed by us.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history to date, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed Business Combination with CTR. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our sponsor and our directors and officers have agreed that we must complete our initial business combination by July 16, 2026, or such earlier liquidation date as our board of directors may approve, or during any Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine and the recent escalation of conflict in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East, including the recent conflict involving the United States, Israel and Iran. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East, including U.S. and Israeli strikes on Iran, and retaliatory strikes by Iran on, among others, Israel, Saudi Arabia, and the United Arab Emirates, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they have led to and could continue to create market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts and any related market disruptions are impossible to predict, but could be substantial, particularly if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

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

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as another pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the recent escalation of conflict in the Middle East) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Inflation in the United Stated and elsewhere may lead to increased price volatility in publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

The sponsor is a Delaware limited liability company, and is not controlled by, nor has substantial ties with any non-U.S. person. Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. If the proposed Business Combination with CTR is not completed and we have to seek another target company, this could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the sale of the private placement securities, only approximately $953,750 are available to us outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $600,000 (excluding underwriting commissions), we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, such as CTR, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

The funds in our operating account and our trust account will be held in banks or other financial institutions and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 18 months from the closing of our initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “- If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

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

If we are unable to complete the proposed business combination with CTR, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws in our initial public offering, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We did not register the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws in our initial public offering. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

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

We issued public warrants to purchase 8,625,000 Class A ordinary shares at a price of $11.50 per whole share (subject to adjustments as provided in the registration statement) as part of the units offered by this Annual Report and, also issued in a private placement an aggregate of 672,875 private placement units, which include private placement warrants to purchase an aggregate of 336,438 Class A ordinary shares at $11.50 per share, in addition to 570,000 restricted private placement shares. Our initial shareholders currently hold 5,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, any of its affiliates or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into private placement units, at the price of $10.00 per unit at the option of the lender. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

If we are unable to complete the proposed Business Combination with Bolt Threads, may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we are unable to complete the proposed business combination with Bolt Threads and our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

As of December 31, 2025, we had $296,249 in cash and working capital deficit of $70,710. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful.

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

Holders of Record

On March 25, 2026, there were 4 holders of record of our units, 2 holders of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and 1 holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On January 16, 2025, we consummated our initial public offering of 17,250,000 units , which included the full exercise of the underwriters’ over-allotment option at an offering price of $10.00 per unit, generating total gross proceeds of $172,500,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-281144). The registration statement became effective on January 14, 2025. As of December 31, 2025, the amount held in the trust account was approximately $181,285,220.

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

Proposed Business Combination

Business Combination Agreement

On March 8, 2026, we entered into the Business Combination Agreement by and among us, Plum IV Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary, and Controlled Thermal Resources Holdings Inc., a Delaware corporation, pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into CTR, with CTR continuing as the surviving company. The combined company’s business is expected to continue to operate through CTR. The proposed Merger is expected to be consummated after receipt of the required approvals by our shareholders and CTR’s stockholders and the satisfaction or waiver of certain other customary conditions.

For more information about the Business Combination Agreement and the Business Combination, see the section entitled “Business—Proposed Business Combination.”

Transaction Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, we and certain stockholders of CTR, who collectively have the right to cast at least 60% of the votes entitled to be cast at a special meeting of CTR’s stockholders entered into a Transaction Support Agreement, pursuant to which the Supporting CTR Stockholders have agreed, among other things, to vote all of their shares of CTR’s common stock in favor of adopting and approving the Business Combination Agreement and the Business Combination.

Registration Rights Agreement

In connection with the Business Combination, simultaneously with the Closing, we and certain holders will enter into an Amended and Restated Registration Rights Agreement that amends and restates the Registration Rights Agreement, dated January 14, 2025, by and among us, our sponsor and certain other security holders named therein, pursuant to which, among other things, (i) we will agree to file, as soon as practicable (and in any event within thirty (30) calendar days) following the closing date, a registration statement covering the resale of certain equity securities held by the sponsor and such other securityholders parties thereto; and (ii) such holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Registration Rights Agreement.

Lock-Up Agreement

In connection with the Business Combination, simultaneously with the Closing, we, our sponsor and certain stockholders of CTR will enter into a Lock-Up Agreement. The Lock-Up Agreement will provide that, during the applicable Lock-Up Period (as defined in the Lock-Up Agreement), subject to certain exceptions, the Lock-Up Parties will not, with respect to the Lock-Up Securities (as defined in the Lock-Up Agreement), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii).

July Promissory Note

On July 8, 2025, we issued an unsecured promissory note in the principal amount of up to $1,500,000 to the sponsor which may be drawn down from time to time prior to the Maturity Date (as defined below) upon our request. The July Note does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination. In the event we consummate the business combination, the sponsor has the option on the Maturity Date to convert the principal outstanding under the July Note into that number of ordinary shares of the post-business combination company. The number of New PubCo Shares to be received by the sponsor in connection with such optional conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to the sponsor by (y) $10.00. The July Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the July Note and all other sums payable with regard to the Note becoming immediately due and payable.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2025, we had a net income of $6,051,821, which consists of interest earned on investments held in Trust Account of $7,060,220 and interest earned on operating account of $12,869, offset by general and administrative expenses of $1,021,268.

For the period from June 10, 2024 (inception) through December 31, 2024, we had a net loss of $91,980, which consisted of formation and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $296,249. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the year ended December 31, 2025, cash used in operating activities was $869,506. Net income of $6,051,821 was affected by interest earned on investments held in trust account of $7,060,220, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities provided $93,593 of cash for operating activities.

For the period from June 10, 2024 (inception) through December 31, 2024, cash used in operating activities was $16,341. Net loss of $91,980 was affected by payment of operation costs through promissory note of $20,820. Changes in operating assets and liabilities used $54,819 of cash for operating activities.

As of December 31, 2025, we had investments held in the trust account of $181,285,220. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $296,249 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

As of December 31, 2025, we had $296,249 in cash and working capital deficit of $70,710. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of December 31, 2025, management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the year ended December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

Name	Age	Title
Kanishka Roy	50	Chairman and Chief Executive Officer
Steven Handwerker	37	Chief Financial Officer and Director
Aidin Aghamiri	41	Director
Allan Chou	49	Director
Anjai Gandhi	56	Director
Avanish Sahai	60	Director

Our directors and officers are as follows:

Kanishka Roy - Since June 2024, Mr. Roy has served as our Chairman and Chief Executive Officer. Mr. Roy is a technology and finance veteran, with over 25 years of experience as a technology investment banker, public company executive, and growth investor. Since March 2021, Mr. Roy has served as a co-founder and Managing Partner of Plum Partners, a late-stage investment company. He served as Chairman and CEO of Plum Acquisition Corp. I from March 2021 until September 2024 when it completed its business combination with Veea Inc., and currently serves as a director of Veea Inc.. Since January 2024, Mr. Roy has served as Chairman, President and CEO of Plum Acquisition Corp. III - a special purpose acquisition company traded on Nasdaq, and is also the manager of Mercury Capital, its sponsor. From 2010 to 2019, Mr. Roy advised leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing large, industry-shaping M&A transactions. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. From 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar AI company with over 20 million monthly average users, and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Steven Handwerker - Since July 2024, Mr. Handwerker has served as our Chief Financial Officer and Director. Mr. Handwerker has also served as Chief Financial Officer of Plum Acquisition Corp. III since March 2024. Mr. Handwerker also serves as a Financial Consultant to Events.com, a software company building a comprehensive event management platform. Mr. Handwerker was the Chief Financial Officer of FinServ Acquisition Corp. II from 2021 until 2023. From 2019 to 2021, Mr. Handwerker served as a consultant for FinServ Acquisition Corp., and was involved in all aspects of its business and operations. Mr. Handwerker has more than 15 years of experience investing in and covering the financial services and FinTech industries. From 2013 to 2017, he was an Analyst at Citadel’s equity long/short hedge fund platform, covering companies within the financial services and FinTech sectors. Prior to Citadel, Mr. Handwerker was an Investment Banking Analyst in Barclays’ Financial Institutions Group from 2010 to 2013. He received his BBA from Emory University.

Aidin Aghamiri – Mr. Aghamiri has served as an independent director since April 2025. Mr. Aghamiri is an entrepreneur and business strategist. Since 2023, Mr. Aghamiri has served as a data center developer, focusing on the development of nationwide facilities specifically designed and optimized for artificial intelligence inference workloads. Previously, from 2007 to 2022, he was a Co-founder of ITRenew, where he served as CEO and as a member of its board of directors from 2017 to 2022. IT Renew supports hyperscale data center operators in managing, expanding, and optimizing their hardware infrastructure during periods of digital transformation and rapid data growth. Mr. Aghamiri earned a Bachelor of Science degree in Finance from Ohio State University and an MBA in Business from Duke University.

Allan Chou - Mr. Chou has served as an independent director since the closing of our initial public offering. Mr. Chou currently serves as a Partner at Northgate Capital LLC’s Bay Area office, where he has held various other positions since 2006. Mr. Chou began his professional career at Cambridge Associates, LLC in 1999 as an analyst. During his tenure which ended in 2003, he was promoted to team leader and alternative assets associate. He returned to Cambridge Associates in 2005 as a specialist consultant after obtaining an MBA, focusing on venture capital and private equity non-marketable alternative asset programs. While in business school, Mr. Chou served as a summer associate at Northgate Capital LLC in 2004. Mr. Chou graduated with a Bachelor of Arts degree in Economics from Pomona College, received an MBA from the Amos Tuck School of Business at Dartmouth College and has earned the Chartered Financial Analyst designation.

Anjai Gandhi - Mr. Gandhi has served as an independent director since the closing of our initial public offering. Mr. Gandhi currently serves as Chief Growth Officer at Marlin Equity Partners, a private equity fund that invests primarily in B2B software companies since 2020. During his more than 30-year career, he has helped implement growth acceleration strategies and go-to-market productivity improvements at more than 100 companies, primarily in the technology industry. Previously, Mr. Gandhi was a member of the go-to-market (“GTM”) leadership teams at RingCentral, from 2016 to 2019, and at Salesforce.com, from 2010 and 2012, where he guided acceleration in the enterprise segment, global expansion and the growth of multiple new product lines. He began his career in management consulting at Bain, McKinsey and The Alexander Group serving clients primarily on B2B marketing and sales strategy/effectiveness. Mr. Gandhi serves on multiple non-profit boards, including the HBS Club of Northern California. Mr. Gandhi earned a BS in Business Administration from University of California, Berkeley and an MBA from Harvard Business School.

Avanish Sahai - Mr. Sahai has served as an independent director since the closing of our initial public offering. Mr. Sahai is a former technology executive with experience in product, marketing, and ecosystems. From December 2019 until December 2021, Mr. Sahai served as vice president, ISV and apps partner ecosystem of Google. Previously, from December 2016 to December 2019, he served as global vice president, ISV and technology alliances at ServiceNow. From May 2015 to December 2016, Mr. Sahai was the senior vice president of channels and alliances at InsideSales.com. From April 2014 to May 2015, he was the senior vice president and chief product officer at Demandbase. Prior to Demandbase, Mr. Sahai held leadership positions at Salesforce.com, Oracle, and McKinsey & Company, as well as various early-to-mid stage startups in Silicon Valley. Mr. Sahai previously served on the boards of technology companies, including HubSpot (NYSE:HUBS) from April 2018 to September 2023, and currently serves on the boards of Birdie.ai (venture backed), Scribe (PE-backed, acquired by TIBCO), Flywl, Meta IT Services (Brazil) and Blip.ai, as well as on the board of Novaworks, a workforce development organization for various California counties. Mr. Sahai holds an MBA from UCLA Anderson, an MSCE from Boston University, and a BSEE from the Universidade de São Paulo, Brazil.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Prior to our initial business combination, holders of our founder shares will have the right to vote to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time; provided, however, that if all of the founder shares are converted to Class A ordinary shares prior to the date of the initial business combination, the holders of our public shares will have the right to vote on the election of directors. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

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

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating and corporate governance committee, each comprised of independent directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the SEC. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all required Section 16(a) filings were timely filed during the year ended December 31, 2025, except for a Form 4 required to be filed by each of our sponsor and Chief Executive Officer to report a transfer of 25,000 founder shares beneficially owned by them to our newly appointed director, Mr. Aghamiri.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Plum Partners IV, LLC(2)(3)	6,660,000		27.5%
Kanishka Roy(2)	6,660,000		27.5%
Steven Handwerker	-		-
Aidin Aghamiri	25,000		*
Anjai Gandhi	25,000		*
Avanish Sahai	25,000		*
Allan Chou	25,000		*
All directors and officers as a group (6 individuals)	6,760,000	(4)	27.9%

Westchester Capital Management, LLC(5)	1,225,000		5.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Plum Acquisition Corp. IV, 2021 Fillmore St. #2089, San Francisco, California 94115.

(2)	Our sponsor is the record holder of 5,650,000 founder shares, 440,000 private placements shares included as part of the private placement units and 570,000 restricted private placement shares. Kanishka Roy, our Chairman and Chief Executive Officer, is the managing member of our sponsor, therefore, he may be deemed to have beneficial ownership of the Class B ordinary shares, private placement shares and restricted private placement shares held directly by our sponsor. Each member of our management team is a member of our sponsor and has direct and/or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his pecuniary interest.

(3)	The non-managing investors purchased through investments in our sponsor, an aggregate of 285,000 private placement units and 570,000 restricted private placement shares. The non-managing investors were not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and were only issued membership interests our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor, including the founder shares held by our sponsor.

(4)	Represents 5,750,000 founder shares directly held by our initial shareholders plus 440,000 private placements shares included as part of the private placement units and 570,000 restricted private placement shares.

(5)	Based on a Schedule 13G filed on August 14, 2025, by Westchester Capital Management, LLC ("Westchester"), a Delaware limited liability company, Virtus Investment Advisers, LLC ("Virtus"), a Delaware limited liability company, and The Merger Fund ("MF"), a Massachusetts business trust. Virtus, a registered investment adviser, serves as the investment adviser to MF. Westchester, a registered investment adviser, serves as sub-advisor to each of MF and JNL Multi-Manager Alternative Fund ("JARB", together with MF, the "Funds"). The Funds directly hold ordinary shares of the Company for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester. The principal business address for Westchester is 100 Summit Lake Drive, Valhalla, NY 10595; the principal business address for Virtus is One Financial Plaza, Hartford, CT 06103, and the principal business address for MF is 101 Munson Street, Greenfield, MA 01301-9683.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 26, 2024, our sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 7,665,900 founder shares to our sponsor, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 25% of the issued and outstanding ordinary shares upon completion of our initial public offering (not including the Class A ordinary shares underlying the private placement units and the restricted private placement shares). Subsequently, during July and August, 2024, our sponsor transferred 25,000 founder shares to three of our independent directors (an aggregate of 75,000 founder shares) at their original purchase price. On December 6, 2024, our sponsor surrendered 1,915,900 founder shares for no consideration. Our initial shareholders currently hold an aggregate of 5,750,000 founder shares. On April 25, 2025, our sponsor transferred 25,000 founder shares to our fourth independent director.

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

Our Chief Executive Officer and Chief Financial Officer are paid $20,833 per month for consulting services rendered to us, commencing upon closing of our initial public offering, through the closing of our initial business combination, subject to availability of sufficient funds from working capital held outside the trust account.

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

On July 8, 2025, we issued an unsecured promissory note in the principal amount of up to $1,500,000 to the sponsor which may be drawn down from time to time prior to the Maturity Date (as defined below) upon our request. The July Note does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination. In the event we consummate the business combination, the sponsor has the option on the Maturity Date to convert the principal outstanding under the July Note into that number of ordinary shares of the post-business combination company. The number of New PubCo Shares to be received by the sponsor in connection with such optional conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to the sponsor by (y) $10.00. The July Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the July Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Aidin Aghamiri, Allan Chou, Anjai Gandhi and Avanish Sahai is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $133,000 and $93,600 for the services, respectively. Withum performed in connection with our initial public offering and the audit of our December 31, 2025 financial statements included in this Annual Report.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $4,160 and $0, respectively, for tax compliance, tax advice and tax planning services.

All Other Fees. During the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report

(2) Financial Statements Schedule

None.

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated March 8, 2026, by and among the Company, Plum IV Merger Sub Inc. and Controlled Thermal Resources Holdings Inc.
3.1(2)	Amended and Restated Memorandum and Articles of Association
4.1(3)	Specimen Unit Certificate
4.2(3)	Specimen Class A Ordinary Share Certificate
4.3(3)	Specimen Warrant Certificate (included in Exhibit 4.4)
4.4(2)	Warrant Agreement, dated January 14, 2025, between the Company and Odyssey Transfer and Trust Company
4.5(4)	Description of Securities of the Registrant.
10.1(2)	Units and Restricted Shares Subscription Agreement, dated January 14, 2025, between the Company and Plum Partners IV, LLC
10.2(2)	Units Subscription Agreement, dated January 14, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC
10.3(2)	Units Subscription Agreement, dated January 14, 2025, between the Company and Seaport Global Securities LLC
10.4(2)	Letter Agreement, dated January 14, 2025, among the Company, the sponsor and each of the initial shareholders, directors and officers of the Company
10.5(2)	Investment Management Trust Account Agreement, dated January 14, 2025, between the Company and Continental Stock Transfer & Trust Company
10.6(2)	Registration Rights Agreement, dated January 14, 2025, among the Company, the sponsor and the other Holders (as defined therein) signatory thereto
10.7(2)	Form of Indemnity Agreement, January 14, 2025, between the Company and each of the officers and directors of the Company
10.8(3)	Amended and Restated Promissory Note, dated January 6, 2025, issued to Plum Partners IV, LLC
10.9(5)	Promissory Note, dated July 8, 2025, issued by Plum Acquisition Corp. IV to Plum Partners IV, LLC
10.10(1)	Transaction Support Agreement, dated March 8, 2026, by and among the Company and certain stockholders of Controlled Thermal Resources Holdings Inc. party thereto.
10.11(1)	Form of Amended and Restated Registration Rights Agreement.
10.12(1)	Form of Lock-Up Agreement.
14(3)	Code of Ethics
19(4)	Insider Trading Policy
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(4)	Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on March 12, 2026.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on January 16, 2025.

(3)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-281144), filed with the SEC on January 7, 2025.

(4)	Incorporated by reference to an exhibit to the Annual Report on Form 10-K (File No. 333-281144), filed with the SEC on March 31, 2025.

(5)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42472), filed with the SEC on July 14, 2025.

ITEM 16. FORM 10-K SUMMARY

None.

PLUM ACQUISITION CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Plum Acquisition Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plum Acquisition Corp. IV (the “Company”) as of December 31, 2025 and 2024 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 14, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2026

PCAOB ID Number 100

PLUM ACQUISITION CORP. IV

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$296,249	$3,864
Prepaid expenses	96,976	—
Total current assets	393,225	3,864
Long-term prepaid expenses	3,542	—
Deferred offering costs	—	438,352
Investments held in Trust Account	181,285,220	—
Total Assets	$181,681,987	$442,216
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$138,935	$42,445
Due to officer	—	12,374
Accrued offering costs	75,000	304,904
Promissory note — related party	250,000	149,473
Total current liabilities	463,935	509,196
Deferred underwriting fee	6,900,000	—
Total Liabilities	7,363,935	509,196

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 issued and outstanding and no shares at redemption value of approximately $10.51 and $0 per share at December 31, 2025 and 2024, respectively	181,285,220	—

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of December 31, 2025 and no shares issued and outstanding as of December 31, 2024	124	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2025 and 2024	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(6,967,867)	(91,980)
Total Shareholders’ Deficit	(6,967,168)	(66,980)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$181,681,987	$442,216

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from June 10, 2024 (Inception) Through December 31,
	2025	2024
Formation and general and administrative costs	$1,021,268	$91,980
Loss from operations	(1,021,268)	(91,980)

Other income:
Interest earned on marketable securities held in Trust Account	7,060,220	—
Interest earned on operating account	12,869	—
Total other income	7,073,089	—

Net income (loss)	$6,051,821	$(91,980)

Weighted average shares outstanding of Class A ordinary shares	17,730,806	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.26	$—

Weighted average shares outstanding of Class B ordinary shares(1)(2)	5,719,093	5,000,000

Basic net income (loss) per ordinary share, Class B ordinary shares	$0.26	$(0.02)

Weighted average shares outstanding of Class B ordinary shares(2)	5,750,000	5,000,000

Diluted net income (loss) per ordinary share, Class B ordinary shares	$0.26	$(0.02)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

(2)	On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, such that the initial shareholders own an aggregate of 5,750,000 Founder Shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JUNE 10, 2024 (INCEPTION)

THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 10, 2024 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(91,980)	(91,980)
Balance – December 31, 2024	—	$—	5,750,000	$575	$24,425	$(91,980)	$(66,980)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(12,927,708)	(20,261,212)
Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750
Sale of Restricted Shares	570,000	57	—	—	284,943	—	285,000
Fair Value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750
Allocated value of transaction costs Private Placement Units, Restricted Shares, and Public Warrants	—	—	—	—	(60,047)	—	(60,047)
Share-based compensation	—	—	—	—	36,750	—	36,750
Net income (loss)	—	—	—	—	—	6,051,821	6,051,821
Balance – December 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,967,867)	$(6,967,168)

(1)	Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

(2)	On December 6, 2024, the Sponsor surrendered 1,915,900 Founder Shares for no consideration, such that the initial shareholders own an aggregate of 5,750,000 Founder Shares. All share and per share data has been retroactively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from June 10, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$6,051,821	$(91,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expenses through promissory note-related party	—	—
Payment of formation and operating costs through promissory note – related party	8,550	20,820
Interest earned on investments held in Trust Account	(7,060,220)	—
Compensation expense	36,750	—
Changes in operating assets and liabilities:
Prepaid expenses	11,724	—
Due from Sponsor	1,295	—
Long-term prepaid expenses	(3,542)	—
Due to officer	(12,374)	12,374
Accounts payable and accrued expenses	96,490	42,445
Net cash used in operating activities	(869,506)	(16,341)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Placements Units	6,728,750	—
Proceeds from promissory note - related party	250,000	—
Repayment of promissory note - related party	(285,318)	(1,295)
Payment of offering costs	(356,541)	(3,500)
Net cash provided by financing activities	175,386,891	20,205

Net Change in Cash	292,385	3,864
Cash – Beginning of period	3,864	—
Cash – End of period	$296,249	$3,864

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$17,300	$129,948
Deferred underwriting fee payable	$6,900,000	$—
Deferred offering costs included in accrued offering costs	$—	$304,904

The accompanying notes are an integral part of the financial statements.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 and for the period from June 10, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

Proposed Business Combination

Business Combination Agreement

On March 8, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Plum IV Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Controlled Thermal Resources Holdings Inc., a Delaware corporation (“CTR”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into CTR (the “Merger”), with CTR continuing as the surviving company. The transactions contemplated by the Business Combination Agreement are referred to in this Annual Report as the “Business Combination.” The combined company’s business is expected to continue to operate through CTR. The proposed Merger is expected to be consummated after receipt of the required approvals by the Company’s shareholders and CTR’s stockholders and the satisfaction or waiver of certain other customary conditions.

Domestication

At least two (2) business days prior to the Closing Date (as defined in the Business Combination Agreement), subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, the Company will transfer by way of continuation from the Cayman Islands to the State of Delaware and domesticate as a Delaware corporation (“Domesticated Plum IV”) in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended, and Part 12 of the Companies Act (as revised) of the Cayman Islands (such continuation and domestication, the “Domestication”).

By virtue of the Domestication upon its effectiveness, (a) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (each a “Class A Ordinary Share”) (other than any Class A Ordinary Share included in the Cayman Purchaser Units (as defined in the Business Combination Agreement)) shall convert automatically, on a one-for-one basis, into one (1) share of common stock of Domesticated Plum IV (the “Domesticated Purchaser Common Stock”); (b) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (each a “Class B Ordinary Share”) shall convert automatically, on a one-for-one basis, into one (1) share of Class B common stock of Domesticated Plum IV (the “Domesticated Purchaser Class B Common Stock”); (c) each then issued and outstanding warrant of the Company (other than any Cayman Purchaser Public Warrants (as defined in the Business Combination Agreement)) included in the Cayman Purchaser Units) (each a “Cayman Purchaser Warrant”) shall convert automatically into a warrant to acquire one (1) share of Domesticated Purchaser Common Stock (each a “Domesticated Purchaser Warrant”), pursuant to the Warrant Agreement (as defined in the Business Combination Agreement); and (d) each then issued and outstanding Cayman Purchaser Unit shall be cancelled and will thereafter entitle the holder thereof to one (1) share of Domesticated Purchaser Common Stock and one-half of one (1) Domesticated Purchaser Warrant, in each case without any action on the part of the Company, Merger Sub, the Company or any holder of securities of any of the foregoing.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

The Merger and Consideration

Following the Domestication, at the Effective Time (as defined in the Business Combination Agreement), by virtue of the Merger, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one (1) share of common stock, par value $0.0001 per share, of the surviving company.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the Effective Time (as defined in the Business Combination Agreement):

(vi)	each share of common stock of CTR (the “CTR Common Stock”) issued and outstanding (or deemed to be issued and outstanding under the terms of the Business Combination Agreement) immediately prior to the Effective Time, except for (a) shares held by the Company or Merger Sub (or any subsidiaries of the Company), (b) shares held by the CTR as treasury stock, if any (each share covered in subclause (a) and (b), an “Excluded Share”), (c) shares held by stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law (the “Dissenting Shares”), and (d) shares of CTR Common Stock issued pursuant to an award of restricted stock that is, as of immediately prior to the Closing Date (as defined in the Business Combination Agreement), subject to a substantial risk of forfeiture and is not transferable (the “CTR Restricted Shares”), will be cancelled and converted into the right to receive the Per Share Merger Consideration (as defined in the Business Combination Agreement);

(vii)	each Excluded Share shall be automatically cancelled and retired without any conversion thereof and shall cease to exist, and no consideration shall be delivered in exchange therefor;

(viii)	each option to purchase shares of the CTR Common Stock (the “CTR Option”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated Plum IV and converted into an option to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Common Stock subject to such CTR Option immediately prior to the Effective Time and (y) the Exchange Ratio (as defined in the Business Combination Agreement), at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such CTR Option immediately prior to the Effective Time divided by (B) the Exchange Ratio;

(ix)	each award of the CTR Restricted Shares (the “CTR Restricted Share Award”) that is outstanding immediately prior to the Effective Time will be automatically assumed by Domesticated Plum IV such that each CTR Restricted Share Award will be converted into an award for a number of restricted shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Restricted Shares and (y) the Exchange Ratio; and

(x)	each warrant to purchase shares of the CTR Common Stock (the “CTR Warrant”) that is outstanding immediately prior to the Effective Time will be automatically assumed by the Domesticated Plum IV such that, as of the Effective Time, each CTR Warrant shall instead be converted into a warrant to purchase a number of shares of Domesticated Purchaser Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of CTR Common Stock issuable upon exercise of such CTR Warrant and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such CTR Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio.

The Class B Conversion

At the Effective Time, by virtue of the Merger and the applicable provisions of the certificate of incorporation of Domesticated Plum IV (the “Domesticated Purchaser Charter”), each share of Domesticated Purchaser Class B Common Stock then issued and outstanding shall be automatically cancelled and extinguished and converted into one (1) share of Domesticated Purchaser Common Stock.

Transaction Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Company and certain stockholders of CTR, who collectively have the right to cast at least 60% of the votes entitled to be cast at a special meeting of CTR’s stockholders (collectively, the “Supporting CTR Stockholders”) entered into a Transaction Support Agreement (the “Transaction Support Agreement”), pursuant to which the Supporting CTR Stockholders have agreed, among other things, to vote all of their shares of CTR’s common stock in favor of adopting and approving the Business Combination Agreement and the Business Combination.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

Registration Rights Agreement

In connection with the Business Combination, simultaneously with the closing of the Business Combination (the “Closing”), the Company and certain holders will enter into an amended and restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) that amends and restates the Registration Rights Agreement, dated January 14, 2025, by and among the Company, the Sponsor and certain other security holders named therein, pursuant to which, among other things, (i) the Company will agree to file, as soon as practicable (and in any event within thirty (30) calendar days) following the closing date, a registration statement covering the resale of certain equity securities held by the Sponsor and such other securityholders parties thereto; and (ii) such holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Registration Rights Agreement.

Lock-Up Agreement

In connection with the Business Combination, simultaneously with the closing, the Company, the Sponsor and certain stockholders of CTR (such holders, collectively, the “Lock-Up Parties”) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement will provide that, during the applicable Lock-Up Period (as defined in the Lock-Up Agreement), subject to certain exceptions, the Lock-Up Parties will not, with respect to the Lock-Up Securities (as defined in the Lock-Up Agreement), (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce the intention to effect any transaction specified in clause (i) or (ii).

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity and Going Concern

As of December 31, 2025, the Company had $296,249 in cash and working capital deficit of $70,710. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. Further, the Company has until July 14, 2026 to complete its initial business combination or it will liquidate absent any shareholder approved extensions. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of December 31, 2025, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,000 and $3,864 in cash as of December 31, 2025 and 2024, respectively. The Company had $266,249 and $0 in cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

As of December 31, 2025 and 2024, the investments held in the Trust Account, amounting to $181,285,220 and $0, were held in U.S. government treasury bills, respectively.

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants (as defined below) and Private Placement Units and Restricted Shares were charged to shareholders’ deficit as the Public and Private Placement Warrants (as defined below), after management’s evaluation, were accounted for under equity treatment.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income(loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025		For the Period from June 10, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share of common stock:
Numerator:
Allocation of net income	$4,575,869	$1,475,952	$—	$(91,980)
Denominator:
Weighted-average shares outstanding	17,730,806	5,719,093	—	5,000,000
Basic net income (loss) per ordinary share	$0.26	$0.26	$—	$(0.02)

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

	For the Year Ended December 31, 2025		For the Period from June 10, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$4,569,846	$1,481,975	$—	$(91,980)
Denominator:
Weighted-average shares outstanding	17,730,806	5,750,000	—	5,000,000
Diluted net income (loss) per ordinary share	$0.26	$0.26	$—	$(0.02)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The fair value of the Public Warrants was $603,750, or $0.07 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 16, 2025
Underlying stock price	$9.98
Exercise price	$11.50
Remaining term (years)	6.74
Annual volatility	2.9%
Annual risk-free rate	4.39%
Pre-adjusted value per share	$1.43
Market adjustment	5.0%

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Public Shares issuance costs	(10,872,242)
Plus:
Accretion of carrying value to redemption value	20,261,212
Class A ordinary shares subject to possible redemption, December 31, 2025	$181,285,220

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Because the over-allotment option was fully exercised at the time of the Initial Public Offering, no liability remained outstanding subsequent to the offering date.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

During July and August 2024, the Sponsor transferred 75,000 Founder Shares to three director nominees (25,000 shares each) for an aggregate amount of $225, or approximately $0.003 per share. The sale of the Founder Shares to the Company’s directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 shares granted to the Company’s director nominees was $36,750 or $0.49 per share. The Founder Shares were granted subject to a performance condition (i.e., named as directors at the occurrence of the Initial Public Offering). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. Stock-based compensation was recognized upon the consummation of the Initial Public Offering in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Promissory Note — Related Party

On June 26, 2024, the Company issued an unsecured promissory note to the Sponsor (as amended on January 6, 2025, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 1, 2025 (as amended) or (ii) the consummation of the Initial Public Offering. As of January 16, 2025, the Company owed $284,023, which was repaid simultaneously with the closing of the Initial Public Offering. The Company paid the Sponsor a note balance of $285,318 causing an overpayment of $1,295. On January 22, 2025, the Sponsor returned $1,295 to the Company. Borrowings under this note are no longer available. As of December 31, 2025 and 2024, there were $0 and $149,473, outstanding under the Promissory Note, respectively.

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

Concurrently with the issuance of the Note, the Company drew an initial amount of $250,000. As of December 31, 2025 and 2024, there were $250,000 and $0, outstanding under the Note, respectively.

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

Due to Officer

As of December 31, 2025 and 2024, the Company owes an officer of the Company $0 and $12,374 for travel related expenses, respectively.

Consulting Services

The Chief Executive Officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. For the year ended December 31, 2025, the Company incurred approximately $479,000 in consulting fees to the officers. For the period from June 10, 2024 through December 31, 2024, there was no consulting fees incurred. As of December 31, 2025 and 2024, approximately $31,000 and $0 in unpaid consulting fees has been accrued and recorded under accrued expenses in the accompanying balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, there are no Working Capital Loans outstanding.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Warrants — As of December 31, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO THE FINANCIAL STATEMENTS

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

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Maturity Date:	Level	December 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	January 8, 2026	1	$181,285,220

PLUM ACQUISITION CORP. IV

NOTES TO THE FINANCIAL STATEMENTS

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For the Year Ended December 31, 2025	For the Period from June 10, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$1,021,268	$91,980
Interest earned on marketable securities held in Trust Account	7,060,220	—

	As of December 31, 2025	As of December 31, 2024
Cash	$296,249	$3,864
Investments held in Trust Account	181,285,220	—

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued on March 31, 2026. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 8, 2026, the Company entered into the Business Combination Agreement, by and among the Company, Plum IV Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Plum IV, and Controlled Thermal Resources Holdings Inc., a Delaware corporation, pursuant to which, Merger Sub will merge with and into CTR, with CTR continuing as the surviving company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plum Acquisition Corp. IV

Dated: March 31, 2026	By:	/s/ Kanishka Roy
Kanishka Roy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2026.

Name	Position	Date

/s/ Kanishka Roy	Chairman and Chief Executive Officer	March 31, 2026
Kanishka Roy	(Principal Executive Officer)

/s/ Steven Handwerker	Chief Financial Officer and Director	March 31, 2026
Steven Handwerker	(Principal Financial Officer)

/s/ Aidin Aghamiri	Director	March 31, 2026
Aidin Aghamiri

/s/ Allan Chou	Director	March 31, 2026
Allan Chou

/s/ Anjai Gandhi	Director	March 31, 2026
Anjai Gandhi

/s/ Avanish Sahai	Director	March 31, 2026
Avanish Sahai