Form 10-Q
period 2026-03-31
Plum Acquisition Corp, IV
filed 2026-05-15
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 18,492,875 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PLUM ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93,512	$296,249
Prepaid expenses	141,640	96,976
Total current assets	235,152	393,225
Long-term prepaid expenses	—	3,542
Investments held in Trust Account	182,735,189	181,285,220
Total Assets	$182,970,341	$181,681,987
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$228,155	$138,935
Accrued offering costs	75,000	75,000
Promissory note — related party	250,000	250,000
Total current liabilities	553,155	463,935
Deferred underwriting fee	6,900,000	6,900,000
Total Liabilities	7,453,155	7,363,935

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 shares issued and outstanding at redemption value of approximately $10.59 and $10.51 per share as of March 31, 2026 and December 31, 2025, respectively	182,735,189	181,285,220

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	124	124
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,218,702)	(6,967,867)
Total Shareholders’ Deficit	(7,218,003)	(6,967,168)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$182,970,341	$181,681,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31	For the Three Months Ended March 31
	2026	2025
General and administrative expenses	$252,715	$306,345
Loss from operations	(252,715)	(306,345)

Other income:
Interest earned on investments held in Trust Account	1,449,969	1,488,400
Interest earned on operating account	1,880	—
Total other income	1,451,849	1,488,400

Net income	$1,199,134	$1,182,055

Weighted average shares outstanding of Class A ordinary shares	18,492,875	14,342,697

Basic and diluted net income per ordinary share, Class A ordinary shares outstanding	$0.05	$0.06

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,623,596

Basic net income per ordinary share, Class B ordinary shares outstanding	0.05	$0.06

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000

Diluted net income per ordinary share, Class B ordinary shares outstanding	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,967,867)	$(6,967,168)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,449,969)	(1,449,969)

Net income	—	—	—	—	—	1,199,134	1,199,134

Balance — March 31, 2026 (unaudited)	1,242,875	$124	5,750,000	$575	$—	$(7,218,702)	$(7,218,003)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(91,980)	$(66,980)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(7,355,888)	(14,689,392)

Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750

Sale of Restricted Shares	570,000	57			284,943	—	285,000

Fair Value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750

Allocated value of transaction costs to Class A shares	—	—	—	—	(60,047)	—	(60,047)

Share-based compensation	—	—	—	—	36,750	—	36,750

Net income	—	—	—	—	—	1,182,055	1,182,055

Balance — March 31, 2025 (unaudited)	1,242,875	$124	5,750,000	$575	$—	$(6,265,813)	$(6,265,114)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,199,134	$1,182,055
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation and operating costs through promissory note – related party	—	8,550
Interest earned on investments held in Trust Account	(1,449,969)	(1,488,400)
Compensation expense	—	36,750
Changes in operating assets and liabilities:
Prepaid expenses	(44,664)	(65,115)
Due from Sponsor	—	1,295
Long-term prepaid expenses	3,542	(67,292)
Due to officer	—	(12,374)
Accrued expenses	89,220	66,218
Net cash used in operating activities	(202,737)	(338,313)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(174,225,000)
Net cash used in investing activities	—	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placements Units	—	6,728,750
Repayment of promissory note – related party	—	(285,318)
Payment of offering costs	—	(356,541)
Net cash provided by financing activities	—	175,136,891

Net Change in Cash	(202,737)	573,578
Cash – Beginning of period	296,249	3,864
Cash – End of period	$93,512	$577,442

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$—	$17,300
Deferred underwriting fee payable	$—	$6,900,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

PLUM ACQUISITION CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

Plum IV Merger Sub Inc. (“Merger Sub”) was incorporated in Delaware on March 4, 2026, and was formed for the purpose of merging with the Company prior to the transactions contemplated in the Business Combination Agreement to facilitate the consummation of the proposed Business Combination. The Company has one wholly owned subsidiary, Merger Sub.

The accompanying consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Liquidity and Going Concern

As of March 31, 2026, the Company had $93,512 in cash and cash equivalents and working capital deficit of $318,003. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. Further, the Company has until July 16, 2026 to complete its initial business combination or it will liquidate absent any shareholder approved extensions. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,000 in cash as of March 31, 2026 and December 31, 2025. The Company had $63,512 and $266,249 in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $182,735,189 and $181,285,220, were held in U.S. government treasury bills, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As of March 31, 2026 and March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic net income per share of common stock:
Numerator:
Allocation of net income	$914,720	$284,414	$849,124	$332,931
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	14,342,697	5,623,596
Basic net income per ordinary share	$0.05	$0.05	$0.06	$0.06

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$914,720	$284,414	$843,782	$338,273
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	14,342,697	5,750,000
Diluted net income per ordinary share	$0.05	$0.05	$0.06	$0.06

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Public Shares issuance costs	(10,872,242)
Plus:
Accretion of carrying value to redemption value	20,261,212
Class A ordinary shares subject to possible redemption, December 31, 2025	181,285,220
Plus:
Accretion of carrying value to redemption value	1,449,969
Class A ordinary shares subject to possible redemption, March 31, 2026	$182,735,189

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and would have been accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Because the over-allotment option was fully exercised at the time of the Initial Public Offering, no liability remained outstanding subsequent to the offering date.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

Promissory Note — Related Party

On June 26, 2024, the Company issued an unsecured promissory note to the Sponsor (as amended on January 6, 2025, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 1, 2025 (as amended) or (ii) the consummation of the Initial Public Offering. As of January 16, 2025, the Company owed $284,023, which was repaid simultaneously with the closing of the Initial Public Offering. The Company paid the Sponsor a note balance of $285,318 causing an overpayment of $1,295. On January 22, 2025, the Sponsor returned $1,295 to the Company. Borrowings under this note are no longer available. As of March 31, 2026 and December 31, 2025, there were no outstanding under the Promissory Note, respectively.

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

Concurrently with the issuance of the Note, the Company drew an initial amount of $250,000. As of March 31, 2026 and December 31, 2025, there was $250,000, outstanding under the Note.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Consulting Services

The Chief Executive Officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. For the three months ended March 31, 2026, the Company incurred approximately $125,000, in fees for these services. For the three months ended March 31, 2025, the Company incurred and paid $104,000 for these services. As of March 31, 2026 and December 31, 2025, approximately $52,000 and $31,000 in unpaid consulting fees has been accrued and recorded under accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

Warrants — As of March 31, 2026 and December 31, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Maturity Date:	Level	March 31, 2026	December 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	July 16, 2026	1	$182,735,189	$181,285,220

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

NOTE 9 — SEGMENT REPORTING

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed consolidated financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$252,715	$306,345
Interest earned on investments held in Trust Account	1,449,969	1,488,400

	March 31, 2026	December 31, 2025
Cash	$93,512	$296,249
Investments held in Trust Account	182,735,189	181,285,220

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, besides as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Subsequent to March 31, 2026, the Company drew an aggregate of $550,000 under the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Plum Partners IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

Business Combination Agreement

On March 8, 2026, we entered into a business combination agreement (the “Business Combination Agreement”) by and among us, Plum IV Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”) and our direct wholly owned subsidiary, and Controlled Thermal Resources Holdings Inc., a Delaware corporation (“CTR”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into CTR (the “Merger”), with CTR continuing as the surviving company. The combined company’s business is expected to continue to operate through CTR. The proposed Merger is expected to be consummated after receipt of the required approvals by our shareholders and CTR’s stockholders and the satisfaction or waiver of certain other customary conditions.

For more information about the Business Combination Agreement and the Business Combination, see Note 1- “Proposed Business Combination”.

Transaction Support Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, we and certain stockholders of CTR (collectively, the “Supporting CTR Stockholders”), who collectively have the right to cast at least 60% of the votes entitled to be cast at a special meeting of CTR’s stockholders entered into a transaction support agreement (the “Transaction Support Agreement”), pursuant to which the Supporting CTR Stockholders have agreed, among other things, to vote all of their shares of CTR’s common stock in favor of adopting and approving the Business Combination Agreement and the Business Combination.

Registration Rights Agreement

In connection with the Business Combination, simultaneously with the closing of the Business Combination (the “Closing”), we and certain holders will enter into an (the “Amended and Restated Registration Rights Agreement”) Amended and Restated Registration Rights Agreement that amends and restates the Registration Rights Agreement, dated January 14, 2025, by and among us, our sponsor and certain other security holders named therein, pursuant to which, among other things, (i) we will agree to file, as soon as practicable (and in any event within thirty (30) calendar days) following the closing date, a registration statement covering the resale of certain equity securities held by the sponsor and such other securityholders parties thereto; and (ii) such holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Amended and Restated Registration Rights Agreement.

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

July Promissory Note

On July 8, 2025, we issued an unsecured promissory note in the principal amount of up to $1,500,000 to the sponsor which may be drawn down from time to time prior to the Maturity Date (as defined below) upon our request. The Note (as defined below) does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination. In the event we consummate the business combination, the sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of ordinary shares of the post-business combination company. The number of New PubCo Shares (as defined below) to be received by the sponsor in connection with such optional conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to the sponsor by (y) $10.00. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from June 10, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2026, we had a net income of $1,199,134, which consists of interest earned on investments held in Trust Account of $1,449,969 and interest earned on operating account of $1,880, offset by general and administrative expenses of $252,715.

For the three months ended March 31, 2025, we had a net income of $1,182,055, which consists of interest earned on investments held in Trust Account of $1,488,400 offset by formation and operational costs of $306,345.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $93,512. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the three months ended March 31, 2026, cash used in operating activities was $202,737. Net income of $1,199,134 was affected by interest earned on investments held in trust account of $1,449,969. Changes in operating assets and liabilities provided $48,098 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $338,313. Net income of $1,182,055 was affected by interest earned on investments held in trust account of $1,488,400, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities used $77,268 of cash for operating activities.

As of March 31, 2026, we had investments held in the trust account of $182,735,189. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $93,512 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

On July 8, 2025, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,500,000 to the sponsor which may be drawn down from time to time prior to the Maturity Date upon our request. The Note does not bear interest and the principal balance will be payable on the date on which we consummate our initial business combination (the “Maturity Date”). In the event we consummate the business combination, the sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of ordinary shares of the post-business combination company (the “New PubCo Shares”). The number of New PubCo Shares to be received by the sponsor in connection with such optional conversion will be an amount determined by dividing (x) the sum of the outstanding principal amount (or portion thereof) payable to the sponsor by (y) $10.00. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Going Concern

As of March 31, 2026, we had $93,512 in cash and working capital deficit of $318,003. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of March 31, 2026, management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2026, we had $93,512 in cash and a working capital deficit of $318,003. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 16, 2026, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Plum Acquisition Corp. IV

Date: May 15, 2026	By:	/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Steven Handwerker
	Name:	Steven Handwerker
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)