Form 10-Q
period 2026-06-30
Plum Acquisition Corp, IV
filed 2026-08-14
CIK 2030482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 10,702,490 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

PLUM ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$288,518	$296,249
Prepaid expenses	95,330	96,976
Total current assets	383,848	393,225
Long-term prepaid expenses	—	3,542
Investments held in Trust Account	184,416,026	181,285,220
Total Assets	$184,799,874	$181,681,987
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$1,005,564	$138,935
Accrued offering costs	—	75,000
Promissory note — related party	800,000	250,000
Total current liabilities	1,805,564	463,935
Deferred underwriting fee	6,900,000	6,900,000
Total Liabilities	8,705,564	7,363,935

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 17,250,000 shares issued and outstanding at redemption value of approximately $10.69 and $10.51 per share as of June 30, 2026 and December 31, 2025, respectively	184,416,026	181,285,220

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,242,875 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	124	124
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,322,415)	(6,967,867)
Total Shareholders’ Deficit	(8,321,716)	(6,967,168)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$184,799,874	$181,681,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,105,308	$237,782	$1,358,023	$544,127
Loss from operations	(1,105,308)	(237,782)	(1,358,023)	(544,127)

Other income:
Interest earned on investments held in Trust Account	1,680,837	1,867,009	3,130,806	3,355,409
Interest earned on operating account	1,595	—	3,475	—
Total other income	1,682,432	1,867,009	3,134,281	3,355,409

Net income	$577,124	$1,629,227	$1,776,258	$2,811,282

Weighted average shares outstanding of Class A ordinary shares	18,492,875	18,492,875	18,492,875	16,951,802
Basic and diluted net income per ordinary share, Class A ordinary shares outstanding	$0.02	$0.07	$0.07	$0.12
Weighted average shares outstanding of Class B ordinary shares(1)	5,750,000	5,750,000	5,750,000	5,687,500
Basic net income per ordinary share, Class B ordinary shares outstanding	$0.02	$0.07	$0.07	$0.12
Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Diluted net income per ordinary share, Class B ordinary shares outstanding	$0.02	$0.07	$0.07	$0.12

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	1,242,875	$124	5,750,000	$575	$—	$(6,967,867)	$(6,967,168)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,449,969)	(1,449,969)

Net income	—	—	—	—	—	1,199,134	1,199,134

Balance — March 31, 2026 (unaudited)	1,242,875	124	5,750,000	575	—	(7,218,702)	(7,218,003)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,680,837)	(1,680,837)

Net income	—	—	—	—	—	577,124	577,124
Balance — June 30, 2026 (unaudited)	1,242,875	$124	5,750,000	$575	$—	$(8,322,415)	$(8,321,716)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024(1)	—	$—	5,750,000	$575	$24,425	$(91,980)	$(66,980)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	(7,333,504)	(7,355,888)	(14,689,392)

Sale of Private Placement Units	672,875	67	—	—	6,443,683	—	6,443,750

Sale of Restricted Shares	570,000	57			284,943	—	285,000

Fair Value of Public Warrants at issuance	—	—	—	—	603,750	—	603,750

Allocated value of transaction costs to Class A shares	—	—	—	—	(60,047)	—	(60,047)

Share-based compensation	—	—	—	—	36,750	—	36,750

Net income	—	—	—	—	—	1,182,055	1,182,055

Balance — March 31, 2025 (unaudited)	1,242,875	124	5,750,000	575	—	(6,265,813)	(6,265,114)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,867,009)	(1,867,009)

Net income	—	—	—	—	—	1,629,227	1,629,227

Balance — June 30, 2025 (unaudited)	1,242,875	$124	5,750,000	$575	$—	$(6,503,595)	$(6,502,896)

(1)	Excluded an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 16, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,776,258	$2,811,282
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation and operating costs through promissory note – related party	—	8,550
Interest earned on investments held in Trust Account	(3,130,806)	(3,355,409)
Compensation expense	—	36,750
Changes in operating assets and liabilities:
Prepaid expenses	1,646	(33,813)
Due from Sponsor	—	1,295
Long-term prepaid expenses	3,542	(46,042)
Due to officer	—	(12,374)
Accrued expenses	866,629	49,829
Net cash used in operating activities	(482,731)	(539,932)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(174,225,000)
Net cash used in investing activities	—	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placements Units	—	6,728,750
Proceeds from promissory note - related party	550,000	—
Repayment of promissory note – related party	—	(285,318)
Payment of offering costs	(75,000)	(356,541)
Net cash provided by financing activities	475,000	175,136,891

Net Change in Cash	(7,731)	371,959
Cash – Beginning of period	296,249	3,864
Cash – End of period	$288,518	$375,823

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note – related party	$—	$17,300
Deferred underwriting fee payable	$—	$6,900,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Plum Acquisition Corp. IV (the “Company” or “Plum IV”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 10, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 10, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2026
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

PLUM ACQUISITION CORP. IV

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

On July 10, 2026, the Company held an extraordinary general meeting of its shareholders (the “Shareholder Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination (the “Articles Extension”) from July 16, 2026 to January 16, 2027 (the “Articles Extension Date”) and to allow Plum IV, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until July 16, 2027, or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

In connection with the vote to approve the Extension Amendment Proposal, the holders of 13,540,384 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $145 million, leaving approximately $39.7 million in the Trust Account.

The Company contemplates raising private investment in public equity (“PIPE”) financing in connection with the proposed Business Combination to satisfy the minimum cash condition under the Business Combination Agreement. Accordingly, management does not believe that the reduction in the funds remaining in the Trust Account as a result of these redemptions will adversely affect the Company’s ability to satisfy the minimum cash condition, provided that the anticipated PIPE financing is successfully completed.

Proposed Business Combination

Business Combination Agreement

On March 8, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Plum IV Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Controlled Thermal Resources Holdings Inc., a Delaware corporation (“CTR”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into CTR (the “Merger”), with CTR continuing as the surviving company. The transactions contemplated by the Business Combination Agreement are referred to in this Quarterly Report as the “Business Combination.” The combined company’s business is expected to continue to operate through CTR. The proposed Merger is expected to be consummated after receipt of the required approvals by the Company’s shareholders and CTR’s stockholders and the satisfaction or waiver of certain other customary conditions.

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
JUNE 30, 2026
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

Amendments to Business Combination Agreement

On May 15, 2026, the Company and Merger Sub entered into an amendment to the Business Combination Agreement (the “First BCA Amendment”), which amends the Business Combination Agreement to, among other things, (i) extend the date by which the Company is required to deliver financial statements and pro forma financial information of the Company required to be included in the proxy statement/prospectus in the Registration Statement on Form S-4 from May 15, 2026 to June 15, 2026 and June 30, 2026, respectively; (ii) extend the date by which the Company and Merger Sub are required to make any filings or applications required under antitrust laws with respect to the Business Combination Agreement from April 17, 2026 to July 31, 2026; and (iii) extend the dates by which the Company is required to deliver certain material consents from May 7, 2026 to the dates listed on Schedule 8.01(m) to the Business Combination Agreement.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

On July 6, 2026, the Company and Merger Sub entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment” and the Business Combination Agreement, as amended by the First BCA Amendment and the Second BCA Amendment, the “Amended BCA”), which amends the Business Combination Agreement to, among other things, (i) reduce the aggregate number of potential earnout shares issuable to the Company’s shareholders following the closing from 100,000,000 to 70,000,000, with each of the eight earnout tranches reduced proportionally from 12,500,000 to 8,750,000 shares; (ii) extend the date by which the parties are required to make any filings or applications required under antitrust laws with respect to the transactions contemplated by the Amended BCA from July 31, 2026 to September 30, 2026; (iii) increase the maximum number of shares issuable to Sponsor as reimbursement for founder shares issued to the Company’s shareholders, or issuable to the Company’s shareholders, who agree not to redeem their shares from 2,000,000 to 3,000,000; (iv) extend the date by which the closing must occur from December 31, 2026 to April 30, 2027; (v) reduce the valuation used to calculate the merger consideration from $4,500,000,000 to $3,150,000,000; and (vi) extend the deadlines by which the Company is required to deliver certain material consents to the dates listed on Schedule 8.01(m) to the Amended BCA.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

Plum IV Merger Sub, Inc. (“Merger Sub”) was incorporated in Delaware on March 4, 2026, and was formed for the purpose of merging with the Company prior to the transactions contemplated in the Business Combination Agreement to facilitate the consummation of the proposed Business Combination. The Company has one wholly owned subsidiary, Merger Sub.

The accompanying consolidated financial statements include the accounts of the Company and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

As of June 30, 2026, the Company had $288,518 in cash and cash equivalents and working capital deficit of $1,421,716. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital will be successful. Further, the Company has until January 16, 2027 to complete its initial business combination or it will liquidate absent any shareholder approved extensions (see Note 10). In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and the liquidity condition issue raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $30,000 in cash as of June 30, 2026 and December 31, 2025. The Company had $258,518 and $266,249 in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the investments held in the Trust Account, amounting to $184,416,026 and $181,285,220, were held in U.S. government treasury bills, respectively.

On July 10, 2026, in connection with the vote to approve the Extension Amendment Proposal, the holders of 13,540,384 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $145 million, leaving approximately $39.7 million in the trust account (see Note 10).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As of June 30, 2026 and June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income	$440,240	$136,884	$1,354,960	$421,298
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	18,492,875	5,750,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.07	$0.07

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share of common stock:
Numerator:
Allocation of net income	$1,242,802	$386,425	$2,105,025	$706,257
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	16,951,802	5,687,500
Basic net income per ordinary share	$0.07	$0.07	$0.12	$0.12

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$1,242,802	$386,425	$2,099,230	$712,052
Denominator:
Weighted-average shares outstanding	18,492,875	5,750,000	16,951,802	5,750,000
Diluted net income per ordinary share	$0.07	$0.07	$0.13	$0.12

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

The fair value of the Public Warrants was $603,750, or $0.04 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants (refer to Note 8 for more detail):

January 16, 2025
Underlying stock price	$9.98
Exercise price	$11.50
Remaining term (years)	6.74
Annual volatility	2.9%
Annual risk-free rate	4.39%
Pre-adjusted value per share	$1.43
Market adjustment	5.0%

Class A Ordinary Shares Subject to Possible Redemption Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(603,750)
Public Shares issuance costs	(10,872,242)
Plus:
Accretion of carrying value to redemption value	20,261,212
Class A ordinary shares subject to possible redemption, December 31, 2025	181,285,220
Plus:
Accretion of carrying value to redemption value	1,449,969
Class A ordinary shares subject to possible redemption, March 31, 2026	182,735,189
Plus:
Accretion of carrying value to redemption value	1,680,837
Class A ordinary shares subject to possible redemption, June 30, 2026	$184,416,026

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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
JUNE 30, 2026
(UNAUDITED)

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

Promissory Note — Related Party

On June 26, 2024, the Company issued an unsecured promissory note to the Sponsor (as amended on January 6, 2025, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) February 1, 2025 (as amended) or (ii) the consummation of the Initial Public Offering. As of January 16, 2025, the Company owed $284,023, which was repaid simultaneously with the closing of the Initial Public Offering. The Company paid the Sponsor a note balance of $285,318 causing an overpayment of $1,295. On January 22, 2025, the Sponsor returned $1,295 to the Company. Borrowings under this note are no longer available. As of June 30, 2026 and December 31, 2025, there were no outstanding under the Promissory Note, respectively.

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

As of June 30, 2026 and December 31, 2025, there was $800,000 and $250,000 outstanding under the Note, respectively.

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Consulting Services

The Chief Executive Officer and the Chief Financial Officer entered into agreements with the Company, commencing on January 16, 2025 through the closing of the Company’s Business Combination, to pay each officer an aggregate of $20,833 per month, subject to availability of sufficient funds from working capital held outside the Trust Account. For the three and six months ended June 30, 2026, the Company incurred approximately $125,000 and $250,000, respectively, in fees for these services. For the three and six months ended June 30, 2025, the Company incurred approximately $125,000 and $233,000 in consulting fees to the officers, respectively. As of June 30, 2026 and December 31, 2025, approximately $21,000 and $31,000 in unpaid consulting fees has been accrued and recorded under accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

Warrants — As of June 30, 2026 and December 31, 2025, there were 8,961,438 warrants outstanding, including 8,625,000 Public Warrants and 336,438 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2026
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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there are 1,242,875 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to redemption.

On July 10, 2026, in connection with the vote to approve the Extension Amendment Proposal, the holders of 13,540,384 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $145 million, leaving approximately $39.7 million in the trust account (see Note 10).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding (see Note 5).

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

On July 9, 2026, the Sponsor and the Company’s independent directors voluntarily converted an aggregate of 5,749,999 Class B Ordinary Shares into 5,749,999 Class A Ordinary Shares, as permitted by the Company’s Articles. The Class B Ordinary Shares that converted into Class A Ordinary Shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Following the conversions and redemptions, there are a total of 10,702,490 Class A Ordinary Shares outstanding and one Class B Ordinary Share outstanding, which Class B Ordinary Share is held by the Sponsor.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Maturity Date:	Level	June 30, 2026	December 31, 2025
Asset:
Investments held in Trust Account – U.S. Treasury Securities	July 16, 2026	1	$184,416,026	$181,285,220

Upon maturity, the proceeds were subsequently invested in accordance with the investment provisions set forth in the Trust Account Agreement.

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

PLUM ACQUISITION CORP. IV
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

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

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
General and administrative expenses	$1,105,308	$237,782	$1,358,023	$544,127
Interest earned on investments held in Trust Account	$1,680,837	$1,867,009	$3,130,806	$3,355,409

	June 30, 2026	December 31, 2025
Cash	$288,518	$296,249
Investments held in Trust Account	$184,416,026	$181,285,220

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

On July 9, 2026, the Sponsor and the Company’s independent directors voluntarily converted an aggregate of 5,749,999 Class B Ordinary Shares into 5,749,999 Class A Ordinary Shares, as permitted by the Company’s Articles. The Class B Ordinary Shares that converted into Class A Ordinary Shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise and will remain subject to the existing transfer restrictions. Following the conversions and redemptions, there are a total of 10,702,490 Class A Ordinary Shares outstanding and one Class B Ordinary Share outstanding, which Class B Ordinary Share is held by the Sponsor.

On July 10, 2026, the Company held the Shareholder Meeting to amend the Company’s Articles to extend the date by which the Company has to consummate a business combination from July 16, 2026 to January 16, 2027 and to allow Plum IV, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until July 16, 2027, or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior to such date.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 13,540,384 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $145 million, leaving approximately $39.7 million in the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 and the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2026, filed with the SEC on May 15, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 15, 2026, we and Merger Sub entered into an amendment to the Business Combination Agreement (the “First BCA Amendment”), which amends the Business Combination Agreement to, among other things, (i) extend the date by which we are required to deliver financial statements and pro forma financial information of the Company required to be included in the proxy statement/prospectus of the Registration Statement on Form S-4 from May 15, 2026 to June 15, 2026 and June 30, 2026, respectively; (ii) extend the date by which we and Merger Sub are required to make any filings or applications required under antitrust laws with respect to the Business Combination Agreement from April 17, 2026 to July 31, 2026; and (iii) extend the dates by which we are required to deliver certain material consents from May 7, 2026 to the dates listed on Schedule 8.01(m) to the Business Combination Agreement.

On July 6, 2026, we and Merger Sub entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment” and the Business Combination Agreement, as amended by the First BCA Amendment and the Second BCA Amendment, the “Amended BCA”), which amends the Business Combination Agreement to, among other things, (i) reduce the aggregate number of potential earnout shares issuable to our shareholders following the closing from 100,000,000 to 70,000,000, with each of the eight earnout tranches reduced proportionally from 12,500,000 to 8,750,000 shares; (ii) extend the date by which the parties are required to make any filings or applications required under antitrust laws with respect to the transactions contemplated by the Amended BCA from July 31, 2026 to September 30, 2026; (iii) increase the maximum number of shares issuable to our sponsor as reimbursement for founder shares issued to our shareholders, or issuable to our shareholders, who agree not to redeem their shares from 2,000,000 to 3,000,000; (iv) extend the date by which the closing must occur from December 31, 2026 to April 30, 2027; (v) reduce the valuation used to calculate the merger consideration from $4,500,000,000 to $3,150,000,000; and (vi) extend the deadlines by which we are required to deliver certain material consents to the dates listed on Schedule 8.01(m) to the Amended BCA.

For more information about the Business Combination Agreement, the Amended BCA and the Business Combination, see Note 1- “Proposed Business Combination”.

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

July 2025 Promissory Note

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

Shareholder Meeting

On July 10, 2026, we held an extraordinary general meeting of our shareholders (the “Shareholder Meeting”) to amend our amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which we have to consummate a business combination (the “Articles Extension”) from July 16, 2026 to January 16, 2027 (the “Articles Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor and upon five days’ advance notice prior to the applicable Termination Date, until July 16, 2027, or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

In connection with the vote to approve the Extension Amendment Proposal, the holders of 13,540,384 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $145 million, leaving approximately $39.7 million in the trust account.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from June 10, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2026, we had a net income of $577,124, which consists of interest earned on investments held in Trust Account of $1,680,837 and interest earned on operating account of $1,595, offset by general and administrative expenses of $1,105,308.

For the three months ended June 30, 2025, we had a net income of $1,629,227, which consists of interest earned on investments held in Trust Account of $1,867,009 offset by general and administrative expenses of $237,782.

For the six months ended June 30, 2026, we had a net income of $1,776,258, which consists of interest earned on investments held in Trust Account of $3,130,806 and interest earned on operating account of $3,475, offset by general and administrative expenses of $1,358,023.

For the six months ended June 30, 2025, we had a net income of $2,811,282, which consists of interest earned on investments held in Trust Account of $3,355,409 offset by general and administrative expenses of $544,127.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $288,518. Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

For the six months ended June 30, 2026, cash used in operating activities was $482,731. Net income of $1,776,258 was affected by interest earned on investments held in trust account of $3,130,806. Changes in operating assets and liabilities provided $871,817 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $539,932. Net income of $2,811,282 was affected by interest earned on investments held in trust account of $3,355,409, compensation expense of $36,750 and payment of operation costs through promissory note of $8,550. Changes in operating assets and liabilities used $41,105 of cash for operating activities.

As of June 30, 2026, we had investments held in the trust account of $184,416,026. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $288,518 for working capital purpose. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

As of June 30, 2026, we had $288,518 in cash and working capital deficit of $1,421,716. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” as of June 30, 2026, management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and the liquidity issue raise substantial doubt about our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 16, 2027, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we had $288,518 in cash and a working capital deficit of $1,421,716. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to raise capital will be successful. Management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 16, 2027, or such earlier liquidation date as our board of directors may approve to complete our initial business combination. We cannot assure that our plans to raise capital or to consummate an initial business combination will be successful.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Plum Acquisition Corp. IV

Date: August 14, 2026	By:	/s/ Kanishka Roy
	Name:	Kanishka Roy
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Steven Handwerker
	Name:	Steven Handwerker
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)